Form 10-Q
period 1996-06-30
CONSEP INC
filed 1996-08-09
CIK 914978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For the Quarter Ended June 30, 1996

                         Commission file number: 0-23156

                                  CONSEP, INC.
             (Exact name of registrant as specified in its charter)

           Oregon                                           93-0874480
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                    213 S.W. Columbia Street, Bend, OR 97702
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (541) 388-3688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   [X] Yes    [  ] No

               Number of shares of common stock outstanding as of
                                 July 30, 1996:
                   7,652,032 shares, $.01 par value per share

                                  CONSEP, INC.

                                      INDEX

                                                                       PAGE NO.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

            Consolidated Balance Sheets as of
             June 30, 1996 and December 31, 1995                          3

            Consolidated Statements of Operations for the
             three months ended June 30, 1996 and 1995                    4

            Consolidated Statements of Operations for the
             six months ended June 30, 1996 and 1995                      5

            Consolidated Statements of Cash Flows for the
             six months ended June 30, 1996 and 1995                      6

            Notes to Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                9

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                             13

Signatures                                                               14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CONSEP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,            DECEMBER 31,
                                                                 1996                  1995
                                                             ------------        --------------
                                                                        (UNAUDITED)

ASSETS

Current assets:
   Cash and cash equivalents                                 $    574,506        $  2,069,595
   Short-term investments                                         103,317             136,501
   Accounts receivable, net                                     8,295,905           3,797,425
   Inventories, net (note 2)                                    8,397,312           8,012,430
   Prepaid expenses and other                                     640,502             416,717
                                                             ------------        ------------

          Total current assets                                 18,011,542          14,432,668

Property, plant and equipment, net                              3,810,920           3,215,841
Intangible assets, net                                          1,624,547           1,526,602
Goodwill, net                                                   2,249,219           2,311,673
Notes receivable and other assets                                 241,483              71,790
                                                             ------------        ------------

          Total assets                                       $ 25,937,711        $ 21,558,574
                                                             ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank lines                                                   2,718,706           1,710,997
   Accounts payable                                             4,903,346           2,458,120
   Current portion of notes and leases payable                    421,876             444,425
   Accrued liabilities                                          1,023,063             584,179
   Customer deposits                                               48,241             451,226
                                                             ------------        ------------

          Total current liabilities                             9,115,232           5,648,947

Notes and leases payable, excluding current maturities          1,234,599             931,005
Mandatory stock warrant obligation                                 19,500              19,500
Deferred gain on sale of property                                 257,859             277,642
                                                             ------------        ------------

          Total liabilities                                    10,627,190           6,877,094

Shareholders' equity:
   Common stock                                                    76,520              75,695
   Additional paid-in capital                                  39,634,604          39,467,701
   Foreign currency translation adjustment                         11,621              10,797
   Accumulated deficit                                        (24,412,224)        (24,872,713)
                                                             ------------        ------------

          Total shareholders' equity                           15,310,521          14,681,480
                                                             ------------        ------------

          Total liabilities and shareholders' equity         $ 25,937,711        $ 21,558,574
                                                             ============        ============



See accompanying notes to consolidated financial statements

                        CONSEP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      THREE MONTHS ENDED
                                          --------------------------------------
                                                JUNE 30,              JUNE 30,
                                                  1996                  1995
                                          --------------------  ----------------
                                                         (UNAUDITED)

REVENUES
   Proprietary products                      $  3,722,565        $  3,366,687
   Distribution products                        7,961,130           7,378,505
                                             ------------        ------------

          Total revenues                       11,683,695          10,745,192
                                             ------------        ------------

COST OF REVENUES
   Proprietary products                         2,216,924           1,940,602
   Distribution products                        6,527,117           6,149,490
                                             ------------        ------------

          Total cost of revenues                8,744,041           8,090,092
                                             ------------        ------------

          Gross margin                          2,939,654           2,655,100
                                             ------------        ------------

OPERATING EXPENSES (note 3)
   Research and development                       359,880             257,525
   Selling, general and administrative          1,528,808           1,272,791
   Distribution                                   860,783             846,473
                                             ------------        ------------

          Total operating expenses              2,749,471           2,376,789
                                             ------------        ------------

          Operating income                        190,183             278,311
                                             ------------        ------------

OTHER INCOME (EXPENSE)
   Interest income                                 32,891              53,833
   Interest expense                               (96,549)           (102,189)
   Other, net                                     (20,534)             45,014
                                             ------------        ------------

          Net other income (expense)              (84,192)             (3,342)
                                             ------------        ------------

          Net income                         $    105,991        $    274,969
                                             ============        ============

Net income per common and common
   equivalent share (note 4)                 $       0.01        $       0.04
                                             ============        ============

Weighted average number of common
   and common equivalent shares
   outstanding (note 4)                         7,832,489           6,670,032
                                             ============        ============




See accompanying notes to consolidated financial statements

                         CONSEP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      SIX MONTHS ENDED
                                             ----------------------------------
                                                JUNE 30,           JUNE 30,
                                                  1996               1995
                                             ------------        ------------
                                                         (UNAUDITED)

REVENUES
   Proprietary products                      $  7,297,790        $  6,652,434
   Distribution products                       13,595,520          12,431,430
                                             ------------        ------------

          Total revenues                       20,893,310          19,083,864
                                             ------------        ------------

COST OF REVENUES
   Proprietary products                         4,287,939           3,839,691
   Distribution products                       10,907,948          10,163,755
                                             ------------        ------------

          Total cost of revenues               15,195,887          14,003,446
                                             ------------        ------------

          Gross margin                          5,697,423           5,080,418
                                             ------------        ------------

OPERATING EXPENSES (note 3)
   Research and development                       638,383             503,719
   Selling, general and administrative          2,843,372           2,365,694
   Distribution                                 1,658,550           1,731,600
                                             ------------        ------------

          Total operating expenses              5,140,305           4,601,013
                                             ------------        ------------

          Operating income                        557,118             479,405
                                             ------------        ------------

OTHER INCOME (EXPENSE)
   Interest income                                 75,890             110,021
   Interest expense                              (154,869)           (166,617)
   Other, net                                     (17,650)             12,564
                                             ------------        ------------

          Net other income (expense)              (96,629)            (44,032)
                                             ------------        ------------

          Net income                         $    460,489        $    435,373
                                             ============        ============

Net income per common and common
   equivalent share (note 4)                 $       0.06        $       0.07
                                             ============        ============

Weighted average number of common
   and common equivalent shares
   outstanding (note 4)                         7,824,322           6,626,994
                                             ============        ============




See accompanying notes to consolidated financial statements

                         CONSEP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    SIX MONTHS ENDED
                                                                           -------------------------------
                                                                              JUNE 30,            JUNE 30,
                                                                                1996                1995
                                                                           -----------           ---------
                                                                                      (UNAUDITED)

OPERATING ACTIVITIES
   Net income                                                              $   460,489        $   435,373
   Adjustments to reconcile net income to
      net cash used in operating activities:

         Depreciation and amortization                                         512,971            423,854
         Provision for bad debts                                               (41,039)            48,949
         Inventory reserve                                                      44,115             40,470
         Loss (gain) on disposal of equipment                                    8,667               (238)
         Other non-cash items                                                   (5,098)           (17,790)
         Changes in assets and liabilities, net of amounts acquired:
            Short-term investments                                              33,183          1,514,935
            Accounts receivable                                             (4,819,569)        (3,884,065)
            Inventories                                                       (428,765)          (523,295)
            Prepaid expenses and other                                        (223,778)           (17,228)
            Accounts payable                                                 2,444,478          1,870,271
            Accrued liabilities                                                439,947             22,181
            Other assets                                                        (5,000)                 0
            Customer deposits                                                 (402,985)          (493,427)
                                                                           -----------        -----------

               Net cash used in operating activities                        (1,982,384)          (580,010)
                                                                           -----------        -----------

INVESTING ACTIVITIES
   Acquisition of intangible assets                                           (226,200)          (137,377)
   Acquisition of property, plant and equipment                               (468,560)          (210,848)
   Acquisition of subsidiary companies, net of cash acquired                         0            (74,136)
   Proceeds from sale of property, plant and equipment                           1,000             11,667
   Issuance of notes receivable, net of payments received                      198,414            (34,051)
                                                                           -----------        -----------

               Net cash used in investing activities                          (495,346)          (444,745)
                                                                           -----------        -----------

FINANCING ACTIVITIES
   Increase in bank lines                                                    1,007,589            953,538
   Proceeds from issuance of notes payable                                           0            141,516
   Principal payments on notes payable                                        (192,887)          (269,837)
   Net proceeds from issuance of common stock                                  167,728             53,390
                                                                           -----------        -----------

               Net cash provided by financing activities                       982,430            878,607
                                                                           -----------        -----------

               Effect of exchange rate changes on cash
                        and cash equivalents                                       211             (1,231)
                                                                           -----------        -----------

               Net decrease in cash and cash equivalents                    (1,495,089)          (147,379)

Cash and cash equivalents at beginning of period                             2,069,595          1,753,785
                                                                           -----------        -----------

Cash and cash equivalents at end of period                                 $   574,506        $ 1,606,406
                                                                           ===========        ===========



See accompanying notes to consolidated financial statements

                                  CONSEP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995, as included in the Company's 1995 Annual Report to Shareholders.

NOTE 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

                                                                         June 30,      December 31,
                                                                           1996            1995
                                                                      -----------       -----------
Raw materials                                                         $ 1,419,126       $ 1,760,833
Work in process                                                           299,256           208,807
Finished goods - proprietary                                            3,462,012         3,329,485
Finished goods - distribution                                           3,412,696         2,975,188
                                                                        ---------         ---------
                                                                        8,593,090         8,274,313
Less reserve for obsolescence                                             195,778           261,883
                                                                       ----------        ----------
                                                                      $ 8,397,312       $ 8,012,430
                                                                        =========        ==========

NOTE 3 - OPERATING EXPENSES

Research and development and selling, general and administrative expenses relate to the Company's proprietary product operations in addition to general corporate matters. Distribution expenses consist entirely of selling, general and administrative costs of the Company's distribution operations.

NOTE 4 - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

For the three and six months ended June 30, 1996 and 1995, net income per common and common equivalent share is based upon the weighted average number of common shares outstanding during each period plus, to the extent dilutive, the effect of common shares contingently issuable from the exercise of stock options.

NOTE 5 - SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURES

Cash paid for interest and income taxes was as follows:

              Six Months Ended                                 Income
                  June 30,             Interest                 Taxes
              ----------------        ----------              --------
                   1996               $  139,359              $  5,399
                   1995               $  170,488              $ 17,279

Following is a summary of non-cash investing and financing activities of the Company for the first six months of 1996:

          During the six months ended June 30, 1996, the Company purchased a building for $396,055 and acquired vehicles for $77,858 through the issuance of notes payable.

          Also during the first six months of 1996, the Company converted $467,959 of trade accounts receivable to notes receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Consep derives its revenues from the sale of its proprietary products to the commercial agriculture and consumer home, lawn and garden markets and from sales by its distribution subsidiaries of products produced by other manufacturers, including both biorational insect control products and conventional toxic pesticides as well as fertilizers and farm supplies. The Company's primary focus is the development of proprietary products and expansion of the markets for those products. A significant element of the Company's strategy for the commercialization of its proprietary commercial agriculture products has been to acquire distribution operations in key agricultural regions and to introduce its proprietary products through those operations.

Continued growth in revenues, together with stable gross margins during the first six months of 1996, have contributed to a bottom line improvement of approximately $25,000 compared to the first six months of 1995. Proprietary product revenues grew by 9.7% in the first two quarters of 1996 compared to the same period of 1995 while 1996 first half distribution revenues increased by 9.4% when compared to the same period in 1995.

Since its inception, Consep has funded its growth primarily through equity financings. Funds from these financings have allowed the Company to build its organization, develop and register proprietary products for both the commercial agriculture and consumer home, lawn and garden markets, acquire distribution operations for the introduction of its commercial agriculture products and expand its sales efforts through both domestic and international channels of distribution.

The Company has incurred annual operating losses since its inception in 1984. The Company achieved quarterly profitability in the first two quarters of 1995 and has again achieved profitability in the first two quarters of 1996. However, the Company expects to incur an annual operating loss for 1996. The Company believes annual profitability will be dependent on continued growth of revenues, maintaining or strengthening gross margins and controlling the growth of operating expenses. There can be no assurance that the Company will become profitable on an annual basis.

The Company's business is seasonal with its highest revenues historically being recognized in the first and second quarters of each year and its lowest revenues being recognized in the third and fourth quarters of each year. This seasonality coincides with the commercial growing season in the Northern Hemisphere and, to a lesser extent, the consumer home, lawn and garden buying season. The Company anticipates this seasonal profile will continue with a slight shift to third and fourth quarter revenues as sales to international markets and sales of new non-seasonal products increase. In contrast to revenues, many of the Company's operating expenses are largely independent of the quarterly selling cycles. As a result, operating expenses will generally represent a higher percentage of revenues in the third and fourth quarters as compared to the first two quarters and the Company may experience a loss in the third and fourth quarters of an otherwise profitable year.

RESULTS OF OPERATIONS

REVENUES. Total revenues for the second quarter ended June 30, 1996 increased 8.7% to approximately $11.7 million from approximately $10.7 million in the second quarter of 1995. For the six months ended June 30, 1996, total revenues increased 9.5% to approximately $20.9 million from approximately $19.1 million for the corresponding period of the previous year. Revenues from the sale of proprietary products increased 10.6% during the second quarter of 1996 to approximately $3.7 million from approximately $3.4 million in the second quarter of 1995. For the six months ended June 30, 1996, revenues from the sale of proprietary products were approximately $7.3 million, an increase of 9.7% over proprietary product revenues of approximately $6.7 million recorded in the comparable period of 1995. Revenues from the Company's distribution operations increased 7.9% during the second quarter of 1996 to approximately $8.0 million from approximately $7.4 million in the second quarter of 1995. For the six months ended June 30, 1996, distribution revenues were approximately $13.6 million, an increase of 9.4% over distribution revenues of approximately $12.4 million for the corresponding period of 1995.

The growth in proprietary product revenues was a combination of growth in sales of the Company's consumer products, as well as increased sales of specialty chemicals to third parties by the Company's Farchan subsidiary. The acquisition of Farchan occurred during February 1995, and accordingly, results from the six months ended June 30, 1995 included only five months of Farchan's operations.

Revenues from the sale of commercial agricultural products decreased approximately $182,000 and $334,000, or 16.1% and 13.8%, respectively, for the quarter and six months ended June 30, 1996 as compared to the corresponding periods of 1995. The revenue decline for the six months ended June 30, 1996 was primarily attributable to 1) a reduction in revenues in the first quarter in Mexico from the sale of the Company's product to control Tomato Pinworm ("CheckMate TPW"), and 2) a reduction in revenues in the second quarter in California from the sale of the Company's product to control Codling Moth ("CheckMate CM"). The Company believes the decrease in revenues in Mexico from the sale of CheckMate TPW was due to increased competition in Mexico and has responded by strengthening its sales organization in that market. The Company believes the decrease in revenues in California from the sale of CheckMate CM was due to a delay in receiving registration of a new warm weather formulation of CheckMate CM from the state of California which caused the Company to sell its cooler weather formulation that did not perform adequately in this spring's hotter weather. As a result, many growers used alternatives to the Company's cool weather formulation of CheckMate CM. Applications of the Company's new warm weather formulation of CheckMate CM were made after registration was received and are performing as expected.

Revenues from the sale of consumer products from the Company's SureFire line of products in the United States and Chemfree products in Canada increased by 26.8% in the second quarter of 1996 compared to the same quarter of 1995. For the six months ended June 30, 1996, consumer product revenues increased 22.1% from the corresponding period of 1995. This growth in consumer product revenues was generated by the Company's continued efforts to increase the number of retail outlets through which its products are sold while also increasing the number of products carried by the individual retail operations.

Farchan, which was acquired in February 1995, contributed approximately $20,000 and $169,000, respectively, to the growth in proprietary product revenues for the second quarter and six months ended June 30, 1996 as compared to the corresponding periods in 1995.

The revenue increase of 7.9% and 9.4%, respectively, from the Company's distribution operations during the second quarter and six months ended June 30, 1996, as compared to the corresponding periods of 1995, was primarily attributable to continued growth of the Company's Pacoast subsidiary as well as to favorable weather conditions in the Central Valley of California, the Company's principal distribution market.

GROSS MARGIN. The consolidated gross margin for the Company increased to 25.2% in the second quarter of 1996 from 24.7% in the corresponding period of 1995. For the six months ended June 30, 1996, the consolidated gross margin was 27.3% compared to 26.6% in the corresponding period of 1995. The margin improvement for the second quarter and six months ended June 30, 1996, as compared to the corresponding period of 1995, is primarily attributable to an increase in the gross margins generated on distribution revenues. During the second quarter the Company changed the timing for recognition of manufacturers' rebates for purchases of bulk chemicals. Rather than recognizing these rebates when received, typically at year-end, the Company determined that recognition should occur at the time the rebates are earned. This change improved distribution margins by approximately 200 basis points in the second quarter. The gross margin on the sale of proprietary products during the second quarter of 1996 decreased to 40.4% from the 42.4% gross margin achieved on proprietary product revenues during the second quarter of 1995. Gross margin on proprietary products also decreased in the six month periods ended June 30, 1996 and 1995 to 41.2% from 42.3%, respectively.

The gross margins on agricultural proprietary product sales for the three and six months ended June 30, 1996 decreased to 35.9% and 41.8%, respectively, from 42.2% and 45.2% in the corresponding periods of 1995. The decreases were primarily attributable to higher than expected production and raw material costs incurred in connection with the introduction of the Company's new warm weather CheckMate CM formulation. The gross margins on proprietary consumer product sales decreased slightly to 39.6% from 40.2%, respectively, in the second quarters 1996 and 1995 and to 38.6% from 39.3%, respectively, in the six months ended June 30, 1996 and 1995. Sales of specialty chemicals produced a gross margin of 60.1% in the second quarter of 1996, up from the 57.1% gross margin reported in the same quarter of 1995. For the six months ended June 30, 1996, gross margins on specialty chemical sales increased to 55.9% from 49.5% in the comparable period of 1995. The variances in gross margins for consumer products and specialty chemical sales were the result of differences in the product sales mix within those product categories for both the three months and six months ended June 30, 1996 as compared to the same periods in 1995. The gross margins from distribution revenues increased to 18.0% from 16.7% and to 19.8% from 18.2%, respectively, for the quarters and six months ended June 30, 1996 and 1995.

OPERATING EXPENSES. Operating expenses during the second quarter of 1996 increased 15.7% to approximately $2.7 million from approximately $2.4 million in the second quarter of 1995. During the first six months of 1996, operating expenses increased 11.7% to approximately $5.1 million from approximately $4.6 million in the corresponding period of 1995. The principal sources of increased operating expenses during the first quarter of 1996 were (1) - 1996 results included a full quarter of Farchan operations while the first quarter of 1995 included only two months of operating expense for that subsidiary acquired in February, 1995; and (2) - Sales and marketing costs associated with both proprietary consumer products and agricultural products increased during the first quarter of 1996 due to increased personnel, increased commissions on higher sales of consumer products and expanded international operations for agricultural products. The principal sources of increased operating expenses in the second quarter were higher product development costs in general and additional expenses for complementary product given to growers in California who encountered difficulties with the CheckMate CM product described above. Offsetting a portion of the increase in operating expenses, the Company reduced its bad debts reserve by approximately $52,000 in the first six months of 1996 as a result of improved collections.

OTHER INCOME AND EXPENSE. During the three months ended June 30, 1996, the Company recorded net other expense of approximately $84,000 compared to approximately $3,000 during the corresponding period of 1995. For the six months ended June 30, 1996 net other expense increased to approximately $97,000 from $44,000 in the same period in 1995. The second quarter increase was primarily due to 1) foreign currency exchange losses, relating to the Company's Canadian subsidiary, compared to a gain in the same period last year, 2) reduced interest income and 3) a reversal of an accrued contingent liability which had a positive impact on the second quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has used funds generated from operations, equity financings and bank borrowings to fund its research and development, marketing, acquisition of capital equipment, acquisition of distribution operations and working capital requirements. In October 1995, the Company completed a secondary public stock offering which raised approximately $3.1 million net of related offering costs. Since its inception, the Company has raised approximately $39.7 million of equity. During August 1995, a new $5 million line of credit was secured which consolidated the collateral bases of the Company's two previous lines of credit, providing the Company greater flexibility in funding the working capital requirements of its overall operations. This new line of credit, which is secured by substantially all of the Company's current assets, matured at the end of July 1996. The Company has received a 60 day extension on the existing line of credit while it negotiates with its bank for an increase in the size of the line to accommodate an anticipated increase in working capital needs as a result of new product introductions. At June 30, 1996 the Company was in compliance with, or had obtained necessary waivers for, all covenants related to the line of credit.

In January 1996, the Company, through its subsidiary Farchan Laboratories, Inc., acquired land and a building to facilitate expansion of its specialty chemicals manufacturing capacity. The facility, which is located in Florida, will be used to produce additional pheromones to be used in the Company's proprietary agricultural products as well as to expand Farchan's capacity to supply specialty chemicals to third party customers. This facility, which was acquired for approximately $396,000, was financed primarily by a term loan secured by Farchan's land and buildings, including the new facility.

At June 30, 1996, the Company had cash, cash equivalents and short-term investments of approximately $680,000, with excess credit line borrowing capacity of approximately $1.2 million, and working capital of approximately $8.9 million. Borrowings under revolving lines of credit were approximately $2.7 million. The Company believes that cash and cash equivalents at June 30, 1996, funds generated from operations and funds available from existing bank lines of credit will be sufficient to fund the Company's operations through 1996. Previously the Company believed these funds would be sufficient to fund the Company through 1997, but due to unanticipated new product introductions and lower than expected revenues for 1996, the Company now believes additional capital will be needed during the fourth quarter of 1996 to fund 1997 operations. The Company's capital needs may increase depending upon several factors, including future acquisitions, changes to planned research and development activities, expanded manufacturing and commercialization programs, additional technological, regulatory and competitive developments and the timing of regulatory approvals for new products. As a result, the Company may need to raise additional funds through the issuance of equity securities or other financing instruments. There can be no assurance that additional financing will be available and, if available, that the terms would be acceptable to the Company.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:  None

          (b) No reports were filed on Form 8-K during the quarter for which this report is filed.

              (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONSEP, INC.
                                       (REGISTRANT)

DATE:  August 9, 1996                  By: \s\ VOLKER G. OAKEY
       --------------                     --------------------
                                       VOLKER G. OAKEY
                                       Chairman of the Board,
                                       President and Chief
                                       Executive Officer


DATE:  August 9, 1996                  By: \s\ LARRY KATZ
       --------------                  ---------------
                                       LARRY KATZ
                                       Vice President, Finance and
                                       Chief Financial Officer