Form 10-Q/A
period 1996-06-30
CONSEP INC
filed 1996-10-01
CIK 914978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

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

                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1996 Annual Meeting of Shareholders was held on Thursday, May 23, 1996, at which the following actions were taken by a vote of the shareholders:

1.       Election of Directors

         The following directors were elected, each to serve an additional three-year term expiring in 1999, by the votes indicated below:

                                               Votes             Votes
                           Director             For             Withheld
                           --------             ---             --------

                  Volker G. Oakey          5,936,300             13,776
                  Peter H. Gleason         5,936,300             13,776


2.       Ratification of Appointment of Independent Auditors

         By vote of 5,936,487 to 4,900 (with 9,683 abstentions), the appointment, by the Board of Directors, of KPMG Peat Marwick LLP to act as independent auditors for the Company for the year ending December 31, 1996, was ratified by the Company's shareholders.

3.       Approval of Amendment to the 1993 Stock Incentive Plan

         By a vote of 5,865,418 to 69,634 (with 15,024 abstentions), the adoption, by the Board of Directors, of an amendment to the Consep, Inc. 1993 Stock Incentive Plan (the "Plan") was approved by the Company's shareholders, whereby an additional 100,000 shares of the Company's Common Stock was reserved for issuance pursuant to the Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CONSEP, INC.
                                            (REGISTRANT)



DATED:  October 1, 1996                     By:  /s/ VOLKER G. OAKEY
                                               ---------------------
                                                VOLKER G. OAKEY
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer



DATE:  October 1, 1996                      By:  /s/ LARRY KATZ
                                               ----------------
                                                LARRY KATZ
                                                Vice President, Finance and
                                                Chief Financial Officer