Form 10-Q
period 1996-09-30
CONSEP INC
filed 1996-11-12
CIK 914978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the Quarter Ended September 30, 1996

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

                                                           [X] Yes    [ ] No

               Number of shares of common stock outstanding as of
                                November 1, 1996:
                   9,422,903 shares, $.01 par value per share

                                  CONSEP, INC.

                                      INDEX

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets as of
           September 30, 1996 and December 31, 1995                         3

          Consolidated Statements of Operations for the
           three months ended September 30, 1996 and 1995                   4

          Consolidated Statements of Operations for the
           nine months ended September 30, 1996 and 1995                    5

          Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1996 and 1995                    6

          Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9


PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 15

Signatures                                                                 16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONSEP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                 1996                1995
                                                             -------------       ------------
                                                                        (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                 $    489,058        $  2,069,595
   Short-term investments                                         103,167             136,501
   Accounts receivable, net                                     6,306,449           3,797,425
   Inventories, net (note 2)                                    7,115,824           8,012,430
   Prepaid expenses and other                                     656,966             416,717
                                                             ------------        ------------

          Total current assets                                 14,671,464          14,432,668

Property, plant and equipment, net                              3,938,335           3,215,841
Intangible assets, net                                          1,582,949           1,526,602
Goodwill, net                                                   2,219,760           2,311,673
Notes receivable and other assets                                 307,001              71,790
                                                             ------------        ------------

          Total assets                                       $ 22,719,509        $ 21,558,574
                                                             ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank lines                                                   3,296,541           1,710,997
   Accounts payable                                             2,434,480           2,458,120
   Current portion of notes and leases payable                    406,522             444,425
   Accrued liabilities                                            715,128             584,179
   Customer deposits                                               21,751             451,226
                                                             ------------        ------------

          Total current liabilities                             6,874,422           5,648,947

Notes and leases payable, excluding current maturities          1,032,055             931,005
Mandatory stock warrant obligation                                 19,500              19,500
Deferred gain on sale of property                                 247,967             277,642
                                                             ------------        ------------

          Total liabilities                                     8,173,944           6,877,094

Shareholders' equity:
   Common stock (note 5)                                           76,673              75,695
   Additional paid-in capital (note 5)                         39,666,228          39,467,701
   Foreign currency translation adjustment                         12,427              10,797
   Accumulated deficit                                        (25,209,763)        (24,872,713)
                                                             ------------        ------------

          Total shareholders' equity                           14,545,565          14,681,480
                                                             ------------        ------------

          Total liabilities and shareholders' equity         $ 22,719,509        $ 21,558,574
                                                             ============        ============


See accompanying notes to consolidated financial statements

                          CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                --------------------------------
                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                     1996               1995
                                                -------------      -------------
                                                          (UNAUDITED)
REVENUES
   Proprietary products                          $ 2,225,949        $ 1,460,555
   Distribution products                           6,142,008          6,297,501
                                                 -----------        -----------

          Total revenues                           8,367,957          7,758,056
                                                 -----------        -----------

COST OF REVENUES
   Proprietary products                            1,404,390            819,794
   Distribution products                           5,110,633          5,294,916
                                                 -----------        -----------

          Total cost of revenues                   6,515,023          6,114,710
                                                 -----------        -----------

          Gross margin                             1,852,934          1,643,346
                                                 -----------        -----------

OPERATING EXPENSES (note 3)
   Research and development                          319,982            293,170
   Selling, general and administrative             1,399,443          1,135,824
   Distribution                                      858,509            842,835
                                                 -----------        -----------

          Total operating expenses                 2,577,934          2,271,829
                                                 -----------        -----------

          Operating loss                            (725,000)          (628,483)
                                                 -----------        -----------

OTHER INCOME (EXPENSE)
   Interest income                                    44,025             89,353
   Interest expense                                 (102,840)           (74,765)
   Other, net                                        (13,724)            54,852
                                                 -----------        -----------

          Net other income (expense)                 (72,539)            69,440
                                                 -----------        -----------

          Net loss                               $  (797,539)       $  (559,043)
                                                 ===========        ===========

Net loss per common and common
   equivalent share (note 4)                     $     (0.10)       $     (0.08)
                                                 ===========        ===========

Weighted average number of common
   and common equivalent shares
   outstanding (note 4)                            7,659,153          6,652,063
                                                 ===========        ===========


See accompanying notes to consolidated financial statements

                          CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      NINE MONTHS ENDED
                                               --------------------------------
                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                   1996                1995
                                               -------------       -------------
                                                          (UNAUDITED)
REVENUES
   Proprietary products                        $  9,523,740        $  8,112,989
   Distribution products                         19,737,527          18,728,931
                                               ------------        ------------

          Total revenues                         29,261,267          26,841,920
                                               ------------        ------------

COST OF REVENUES
   Proprietary products                           5,692,329           4,659,484
   Distribution products                         16,018,581          15,458,672
                                               ------------        ------------

          Total cost of revenues                 21,710,910          20,118,156
                                               ------------        ------------

          Gross margin                            7,550,357           6,723,764
                                               ------------        ------------

OPERATING EXPENSES (note 3)
   Research and development                         958,364             796,888
   Selling, general and administrative            4,242,817           3,501,517
   Distribution                                   2,517,058           2,574,437
                                               ------------        ------------

          Total operating expenses                7,718,239           6,872,842
                                               ------------        ------------

          Operating loss                           (167,882)           (149,078)
                                               ------------        ------------

OTHER INCOME (EXPENSE)
   Interest income                                  119,915             199,373
   Interest expense                                (257,709)           (241,381)
   Other, net                                       (31,374)             67,416
                                               ------------        ------------

          Net other income (expense)               (169,168)             25,408
                                               ------------        ------------

          Net loss                             $   (337,050)       $   (123,670)
                                               ============        ============

Net loss per common and common
   equivalent share (note 4)                   $      (0.04)       $      (0.02)
                                               ============        ============

Weighted average number of common
   and common equivalent shares
   outstanding (note 4)                           7,619,385           6,499,257
                                               ============        ============


See accompanying notes to consolidated financial statements

                          CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS ENDED
                                                                           --------------------------------
                                                                           SEPTEMBER 30,      SEPTEMBER 30,
                                                                               1996              1995
                                                                           -------------      -------------
                                                                                     (UNAUDITED)
OPERATING ACTIVITIES
   Net loss                                                                $  (337,050)       $  (123,670)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation and amortization                                         788,944            651,767
         Provision for bad debts                                                 1,223             57,827
         Inventory reserve                                                      63,615             50,970
         Loss (gain) on disposal of equipment                                    6,426            (42,102)
         Other non-cash items                                                  (12,225)           (32,896)
         Changes in assets and liabilities, net of amounts acquired:
            Short-term investments                                              33,333          1,514,935
            Accounts receivable                                             (2,904,348)        (1,655,898)
            Inventories                                                        834,004           (773,665)
            Prepaid expenses and other                                        (240,140)           (42,733)
            Accounts payable                                                   (24,686)          (524,251)
            Accrued liabilities                                                132,089           (150,195)
            Other assets                                                       (62,156)            33,333
            Customer deposits                                                 (429,475)          (528,411)
                                                                           -----------        -----------

               Net cash used in operating activities                        (2,150,446)        (1,564,989)
                                                                           -----------        -----------

INVESTING ACTIVITIES
   Acquisition of intangible assets                                           (253,670)          (151,670)
   Acquisition of property, plant and equipment                               (719,127)          (256,737)
   Acquisition of subsidiary companies, net of cash acquired                         0            (74,136)
   Proceeds from sale of property, plant and equipment                           6,000             78,550
   Issuance of notes receivable, net of payments received                      231,747           (121,131)
                                                                           -----------        -----------

               Net cash used in investing activities                          (735,050)          (525,124)
                                                                           -----------        -----------

FINANCING ACTIVITIES
   Increase in bank lines                                                    1,585,348          1,130,032
   Proceeds from issuance of notes payable                                           0            141,516
   Principal payments on notes payable                                        (480,050)          (366,221)
   Net proceeds from issuance of common stock                                  199,505          2,857,389
                                                                           -----------        -----------

               Net cash provided by financing activities                     1,304,803          3,762,716
                                                                           -----------        -----------

               Effect of exchange rate changes on cash
                        and cash equivalents                                       156               (663)
                                                                           -----------        -----------

               Net increase (decrease) in cash and cash equivalents         (1,580,537)         1,671,940

Cash and cash equivalents at beginning of period                             2,069,595          1,753,785
                                                                           -----------        -----------

Cash and cash equivalents at end of period                                 $   489,058        $ 3,425,725
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


NOTE 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

                                                 September 30,       December 31,
                                                     1996               1995
                                                 -------------       ------------
Raw materials                                     $1,250,282          $1,760,833
Work in process                                      334,081             208,807
Finished goods - proprietary                       3,172,611           3,329,485
Finished goods - distribution                      2,553,507           2,975,188
                                                  ----------          ----------
                                                   7,310,481           8,274,313
Less reserve for obsolescence                        194,657             261,883
                                                  ----------          ----------

                                                  $7,115,824          $8,012,430
                                                  ==========          ==========


NOTE 3 - OPERATING EXPENSES

Research and development and selling, general and administrative expenses are allocated to the Company's proprietary product operations. Distribution expenses consist entirely of selling, general and administrative costs of the Company's distribution operations.


NOTE 4 - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

For the three and nine months ended September 30, 1996 and 1995, net income per common and common equivalent share is based upon the weighted average number of common shares outstanding during each period plus, to the extent dilutive, the effect of common shares contingently issuable from the exercise of stock options.

NOTE 5 - CHANGES IN SHAREHOLDERS' EQUITY

In October 1996, the Company completed a secondary public offering of its common stock. A total of 1,755,563 shares of the Company's common stock was issued in conjunction with this offering, providing net proceeds to the Company of approximately $4.6 million.


NOTE 6 - SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURES

Cash paid for interest and income taxes was as follows:

      Nine Months Ended                                          Income
        September 30,                    Interest                 Taxes
        -------------                    --------                 -----
           1996                         $  243,051              $  9,996
           1995                         $  240,691              $ 18,570

Following is a summary of non-cash investing and financing activities of the Company for the first nine months of 1996:

          During the nine months ended September 30, 1996, the Company purchased a building for $396,055 and acquired vehicles for $121,401 through the issuance of notes payable.

          Also during the first nine months of 1996, the Company converted $499,959 of trade accounts receivable to notes receivable. In addition, notes receivable increased $10,657 as a result of the sale of a vehicle.


NOTE 7 - SUBSEQUENT EVENTS

In October 1996, a building owned by the Company's Farchan Laboratories, Inc. subsidiary was destroyed by fire. The building served as a manufacturing facility for certain pheromones used in certain of the Company's commercial agriculture products, as well as specialty chemicals sold to third parties. The Company does not expect the loss of the manufacturing facility to have a material adverse effect on the Company's business, financial condition or results of operations.

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

Proprietary product revenues increased 52.4% for the three months ended September 30, 1996 as compared to the corresponding period of 1995. This increase in proprietary product revenues for the three months ended September 30, 1996 combined with a 7.0% decrease in proprietary product margin percentage, a 13.5% increase in operating expenses and a 2.5% decrease in distribution revenues for the same period contributed to a 42.7% increase in the net loss for the three months ended September 30, 1996 as compared to the corresponding period of 1995.

Since its inception, Consep has funded its growth primarily through equity financings. Funds from these financings have allowed the Company to build its organization, develop and register proprietary products for both the commercial agriculture and consumer home, lawn and garden markets, acquire distribution operations for the introduction of its commercial agriculture products and expand its sales efforts through both domestic and international channels of distribution. The Company completed a secondary public stock offering in October 1996, which provided approximately $4.6 million in net proceeds after deducting costs associated with the offering.

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

RESULTS OF OPERATIONS

REVENUES. Total revenues for the three months ended September 30, 1996 increased 7.9% to approximately $8.4 million from approximately $7.8 million in the corresponding period of 1995. For the nine months ended September 30, 1996, total revenues increased 9.0% to approximately $29.3 million from approximately $26.8 million in the corresponding period of 1995. Revenues from the sale of proprietary products increased 52.4% during the three months ended September 30, 1996 to approximately $2.2 million from approximately $1.5 million in the corresponding period of 1995. For the nine months ended September 30, 1996, revenues from the sale of proprietary products were approximately $9.5 million, an increase of 17.4% over proprietary product revenues of approximately $8.1 million recorded in the corresponding period of 1995. Revenues from the Company's distribution operations decreased 2.5% during the three months ended September 30, 1996 to approximately $6.1 million from approximately $6.3 million in the corresponding period of 1995. For the nine months ended September 30, 1996, distribution revenues were approximately $19.7 million, an increase of 5.4% over distribution revenues of approximately $18.7 million in the corresponding period of 1995.

The growth in proprietary product revenues for the three months and nine months ended September 30, 1996 was attributable to growth in sales of the Company's consumer products and commercial agriculture products, as well as increased sales of specialty chemicals to third parties by the Company's Farchan Laboratories, Inc. subsidiary ("Farchan"). The acquisition of Farchan occurred during February 1995, and accordingly, results from the nine months ended September 30, 1995 included only eight months of Farchan's operations.

Revenues from the sale of commercial agriculture products increased approximately $591,000 and $257,000, or 104.9% and 8.6%, respectively, for the three months and nine months ended September 30, 1996 as compared to the corresponding periods of 1995. The increase in sales of commercial agriculture products for the three months ended September 30, 1996 was primarily attributable to the introduction of newly registered formulations of products for which registration approvals were obtained during the quarter. In the three months ended September 30, 1996 the Company received registration approval for its new flowable micro-encapsulated product for the control of the Pink Bollworm in cotton ("CheckMate PBW-F"), which contributed to a 327.2% growth in revenues from the sale of CheckMate PBW products. The revenue increase for the nine months ended September 30, 1996 was primarily attributable to 1) an increase in CheckMate PBW product revenues as a result of the introduction of CheckMate PBW-F and increased sales of other CheckMate PBW products in Mexico and 2) increased international sales of CheckMate products to control Codling Moth and Oriental Fruit Moth. These revenue increases were offset by previously reported reductions in revenue in the six months ended June 30, 1996 from the sale in Mexico of the Company's product to control Tomato Pinworm and from the sale in California of the Company's product to control Codling Moth.

Revenues from the sale of consumer products from the Company's SureFire line of products in the United States and Chemfree products in Canada increased by 19.0% in the three months ended September 30, 1996 compared to the corresponding period of 1995. For the nine months ended September 30, 1996, consumer product revenues increased 21.7% from the corresponding period of 1995. This growth in consumer product revenues was primarily attributable to increases in the number of retail outlets through which the Company's consumer products are sold and in the number of such products carried by the individual retail operations.

Farchan, which was acquired in February 1995, contributed approximately $68,000 and $236,000, respectively, to the growth in proprietary product revenues for the three months and nine months ended September 30, 1996 as compared to the corresponding periods in 1995.

The revenue decrease of 2.5% from the Company's distribution operations during the three months ended September 30, 1996 as compared to the corresponding period of 1995 was primarily the result of milder weather in the spring and early summer, which contributed to less insect infestation in targeted crops during the late summer. For the nine months ended September 30, 1996 distribution revenues increased 5.4% over the corresponding period of 1995. This increase was primarily attributable to continued growth in revenues from the Company's Pacoast subsidiary as well as to favorable weather conditions during the six months ended June 30, 1996 in the Central Valley of California, the Company's principal distribution market.

GROSS MARGIN. The consolidated gross margin for the Company increased to 22.1% in the three months ended September 30, 1996 from 21.2% in the corresponding period of 1995. For the nine months ended September 30, 1996, the consolidated gross margin was 25.8% compared to 25.0% in the corresponding period of 1995. The margin improvement for the three months and nine months ended September 30, 1996, as compared to the corresponding periods of 1995, is primarily attributable to an increase in the gross margins generated on distribution revenues. During the second quarter the Company changed the timing for recognition of manufacturers' rebates for purchases of bulk chemicals. Rather than recognizing these rebates when received, typically at year-end, the Company determined that recognition should occur at the time the rebates are earned. This change improved distribution margins by approximately 1.4% and 1.3%, respectively, in the three months and nine months ended September 30, 1996. The gross margin on the sale of proprietary products during the three months ended September 30, 1996 decreased to 36.9% from the 43.9% gross margin achieved on proprietary product revenues in the corresponding period of 1995. Gross margin on proprietary products also decreased in the nine months ended September 30, 1996 to 40.2% from 42.6% in the corresponding period of 1995.

The gross margins on agricultural proprietary product sales for the three and nine months ended September 30, 1996 decreased to 36.0% and 39.7%, respectively, from 48.3% and 45.8% in the corresponding periods of 1995. The decreases were primarily attributable to differences in product sales mix and higher than expected production and raw material costs incurred in connection with the introduction of the Company's new warm weather CheckMate CM formulation. The gross margins on proprietary consumer product sales increased to 36.4% from 33.3%, respectively, in the three months ended September 30, 1996 and 1995 and decreased slightly to 38.3% from 38.5%, respectively, in the nine months ended September 30, 1996 and 1995. Sales of specialty chemicals produced a gross margin of 40.4% in the three months ended September 30, 1996, down from the 54.2% gross margin reported in the corresponding period of 1995. For the nine months ended September 30, 1996, gross margins on specialty chemical sales decreased to 50.4% from 51.3% in the corresponding period of 1995. The variances in gross margins for consumer products and specialty chemical sales were the result of differences in the product sales mix within those product categories for both the three months and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The gross margins from distribution revenues increased to 16.8% from 15.9% and to 18.8% from 17.5%, respectively, for the three months and nine months ended September 30, 1996 and 1995.

OPERATING EXPENSES. Operating expenses during the three months ended September 30, 1996 increased 13.5% to approximately $2.6 million from approximately $2.3 million in the corresponding period of 1995. During the nine months ended September 30, 1996, operating expenses increased 12.3% to approximately $7.7 million from approximately $6.9 million in the corresponding period of 1995. The increased operating expenses during the three months ended September 30, 1996, as compared to the corresponding period of 1995, were primarily attributable to increased personnel, expanded international operations and additional marketing costs related to the introduction of the Company's new Bite Blocker line of insect repellent products which accounted for approximately 30% of the increase in operating expenses over the three months ended September 30, 1995. Since the Company does not expect to commence significant sales of the Bite Blocker product line until the first quarter of 1997, marketing costs related to the introduction of this new consumer product line will continue to be incurred during the fourth quarter of 1996 without any significant revenue generation in that period. In addition to the effects of the increased personnel, expanded international operations and additional marketing costs discussed above, the increase in operating expenses for the nine months ended September 30, 1996 was also attributable to 1) higher product development costs in general, (2) additional expenses for complementary product given to growers in California who encountered previously reported difficulties with the CheckMate product to control Codling Moth and (3) 1996 results include nine months of Farchan operations while the nine months ended September 30, 1995 included only eight months of operating expenses for that subsidiary acquired in February 1995.

OTHER INCOME AND EXPENSE. During the three months ended September 30, 1996, the Company recorded net other expense of approximately $73,000 compared to approximately net other income of $69,000 during the corresponding period of 1995. For the nine months ended September 30, 1996 net other expense increased to approximately $169,000 from net other income of $25,000 in the same period in 1995. The third quarter increase in net other expense was primarily due to 1) an increase in interest expense of approximately $28,000, 2) approximately $45,000 less in interest income and 3) a one-time gain in September 1995 of approximately $44,000 on the sale of property which had a positive impact on the third quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has used funds generated from operations, equity financings and bank borrowings to fund its research and development, marketing, acquisition of capital equipment, acquisition of distribution operations and working capital requirements. In October 1996, the Company completed a secondary public stock offering which raised approximately $4.6 million net of related offering costs. Since its inception, the Company has raised approximately $44.3 million of equity. During August 1995, the Company secured a new $5 million line of credit which consolidated the collateral bases of the Company's two previous lines of credit, providing the Company greater flexibility in funding the working capital requirements of its overall operations. This line of credit, which is secured by substantially all of the Company's current assets, was renewed in September 1996 for a one-year term. As a result of the closing of the Company's secondary public stock offering in October 1996, the line of credit now provides the Company with a $7.5 million credit facility. At September 30, 1996 the Company was in compliance with all covenants related to the line of credit.

In January of 1996, the Company, through its Farchan subsidiary, acquired land and a building to facilitate expansion of its specialty chemicals manufacturing capacity. The facility, which is located in Alachua, Florida, was acquired to provide increased manufacturing capacity to produce additional pheromones for use in the Company's proprietary agriculture products, as well as to expand Farchan's capacity to supply specialty chemicals to third party customers. This facility, which was acquired for approximately $396,000, was financed primarily by a term loan secured by Farchan's land and buildings.

On October 16, 1996, one of two buildings, with a capacity of approximately 3,000 square feet located in Gainesville, Florida, owned by Consep's Farchan subsidiary was destroyed by fire. The building served as a manufacturing facility for certain pheromones used in certain of the Company's commercial agriculture products, as well as specialty chemicals sold to research organizations, pharmaceutical companies and the agricultural industry. Farchan is currently working with an environmental clean-up contractor to analyze, remove and dispose of the fire debris. This clean-up process is being supervised by the U.S. Environmental Protection Agency (the "EPA") and should be completed in approximately two weeks. Although chemical analysis of the fire debris resulted in findings that substantially all of the debris contains contaminants below EPA-allowed limits and can be disposed of in traditional landfills and recycling facilities, a limited amount of ash contains elevated levels of cyanide which will require special treatment and disposal procedures. As a result of the chemical analysis of the fire debris, and at the EPA's direction, Farchan is working with an EPA-approved consultant to prepare a sampling plan to test the Farchan site for potential soil and groundwater contamination resulting from the fire. The Company does not expect the fire and resulting loss of the manufacturing facility to have a material adverse effect on the Company's business, financial condition or results of operations, since the Company (i) has property damage, environmental remediation and business interruption insurance which covers the destroyed facility, its contents, the underlying property and the associated manufacturing operations, and (ii) had acquired a new building in Alachua, Florida in January 1996, as discussed above, to facilitate expansion of its specialty chemicals manufacturing capacity.

Immediately following the fire, the Company planned to accelerate expansion of manufacturing capacity at the new facility, which had been scheduled to commence production of specialty chemicals by mid-November 1996. However, on October 21, 1996, the City of Alachua, Florida denied Farchan's application for a site permit which is required to operate the new manufacturing facility. The Company intends to appeal this decision and believes that the new facility should be able to commence production by late February 1997 if the requisite site permit is issued at the next scheduled meeting of the Alachua City Council. Alternatively, if the site permit for the new manufacturing facility is not issued prior to completion of cleanup efforts and environmental testing at the site of the destroyed manufacturing facility, the Company intends to dispose of the new manufacturing facility and build a manufacturing building on the site of the destroyed manufacturing facility. The Company believes that construction of a new Farchan manufacturing facility in Gainesville, Florida, could be completed by late March 1997 and that the resulting delays in recommencing manufacturing operations at Farchan will not have a material adverse effect on the business, financial condition or results of operations of the Company due to its business interruption insurance coverage with respect to Farchan's business operations. In addition, the Company believes it has alternative sources of supply of pheromones which it would otherwise purchase from Farchan.

Due to the limited time available to fully analyze issues surrounding the fire and resulting loss of the Farchan manufacturing facility and the lack of a complete analysis of potential soil and groundwater contamination, no assurance can be given that the Company will not encounter unexpected developments, including, without limitation, delays or difficulties in receiving insurance proceeds, restrictions on the use of such proceeds which could be imposed by the insurance company, discovery of unanticipated soil or groundwater contamination at the Farchan site, environmental remediation expenses in excess of the Company's insurance coverage limits, or difficulties in transitioning manufacturing operations to the new Farchan facility on an accelerated basis. Any such developments could adversely affect the Company's business, financial condition or results of operations.

At September 30, 1996, the Company had cash, cash equivalents and short-term investments of approximately $592,000, with excess credit line borrowing capacity of approximately $311,000, and working capital of approximately $7.8 million. Borrowings under revolving lines of credit were approximately $3.3 million. The Company believes that cash and cash equivalents at September 30, 1996, funds generated from operations, funds available from existing bank lines of credit and funds received from the secondary public stock offering completed in October 1996, will be sufficient to fund the Company's operations through at least 1997. The Company's capital needs may increase depending upon several factors, including future acquisitions, changes to planned research and development activities, expanded manufacturing and commercialization programs, additional technological, regulatory and competitive developments, the timing of regulatory approvals for new products and unanticipated expenses arising out of the fire at the Company's Farchan facility. As a result, the Company may need to raise additional funds through the issuance of equity securities or other financing instruments. There can be no assurance that additional financing will be available and, if available, that the terms would be acceptable to the Company.

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


                                           CONSEP, INC.
                                           (REGISTRANT)



DATE:  November 12, 1996                   By: \s\ VOLKER G. OAKEY
       -----------------                       ---------------------------
                                               VOLKER G. OAKEY
                                               Chairman of the Board,
                                               President and Chief
                                               Executive Officer


DATE:  November 12, 1996                   By: \s\ LARRY KATZ
       -----------------                       ---------------------------
                                               LARRY KATZ
                                               Vice President, Finance and
                                               Chief Financial Officer