Form 10-K405
period 1996-12-31
CONSEP INC
filed 1997-03-27
CIK 914978

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996      COMMISSION FILE NUMBER 0-23156

                                  CONSEP, INC.
             (Exact name of registrant as specified in its charter)

           OREGON                                     93-0874480
  (State or other jurisdiction of                  (I.R.S. employer
   incorporation or organization)                identification number)

                            213 S.W. COLUMBIA STREET
                               BEND, OREGON 97702
          (Address of principal executive offices, including zip code)

                                 (541) 388-3688
              (Registrant's telephone number, including area code)
                       -----------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 3, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the last reported sales price was $21,271,038. There were 9,444,078 shares of Common Stock of the Registrant outstanding at March 3, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 22, 1997, are incorporated by reference into
Part III of this report.

                                           PART I

ITEM 1.  BUSINESS

GENERAL

       Consep, Inc. ("Consep" or the "Company") develops, manufactures and markets environmentally safe pest control products for the commercial agriculture and consumer home, lawn and garden markets. The Company also owns and operates full-line agrichemical distributors located principally in California. Products manufactured by the Company employ proprietary controlled release technologies to enhance the effectiveness and duration of biorational pest control agents by protecting them from natural degradation and controlling their release over planned periods of time. Biorational pest control products use naturally occurring agents and biochemicals, such as pheromones, to control pest populations. The Company's principal commercial agriculture products, marketed under the CheckMate label, release synthetic pheromones to suppress population levels of insects by disrupting their mating. Unlike most conventional insecticides, the Company's products are non-toxic to humans and animals, leave no harmful residues, do not contaminate soil or groundwater and do not disrupt beneficial insect populations. The majority of the Company's commercial agriculture products are sold through independent distributors. In addition, the Company owns and operates full-line agrichemical distributors in major agricultural regions of California and in the Connecticut River Valley. In addition to selling the Company's commercial agriculture products, the Company's agrichemical distributors also sell products produced by other manufacturers, including biorational insect control products, conventional toxic pesticides, fertilizers and other farm supplies. Consep also sells a broad line of non-toxic consumer pest control products under its SureFire and Insectigone labels through a network of cooperative buying groups and distributors who in turn resell to lawn and garden centers, hardware stores and retail chains. The Company has begun distributing for the 1997 season a line of consumer products, based on natural oils, to repel biting insects. These insect repellent products, which are manufactured by, and are the proprietary products of, a third party, are being marketed on an exclusive basis in the United States, Canada and Mexico under the Company's Bite Blocker label. References herein to the "Company" or "Consep" shall include Consep, Inc. and each of its subsidiaries.

MARKETS

      Worldwide sales of insecticides for commercial agriculture were estimated by Chemical Marketing Reporter to be $7.8 billion annually in 1991, with biorational pest control products accounting for approximately $350 million of such worldwide sales. Management estimates the current market for insect control products to be $1.5 billion in the United States alone. Conventional toxic insecticides continue to dominate this market. However, regulatory limitations on the use, growing concern over the safety and effectiveness of, and increasing insect resistance to toxic insecticides have created an increasing demand for alternative insect control products. Biorational insect control products have significant advantages over conventional toxic insecticides in several important areas. The principal problems associated with the use of toxic insecticides and the comparative advantages of biorational insect control products include:

             Regulatory. Under federal law, all insecticide products registered prior to November 1984 must be re-registered with the U.S. Environmental Protection Agency (the "EPA") by 1997. The cost of re-registration is high and entails the risk that new testing will lead to adverse results and mandatory withdrawal of toxic insecticides from the market. As a result, many insecticides are not being re-registered for application in specialty crops such as fruits and vegetables. In contrast to toxic chemicals, biorational products can be registered with the EPA in less time and at substantially lower costs due to the reduced level of toxicity testing required. In addition, in 1994 the EPA established its Biopesticides and Pollution Prevention Division, whereby companies developing safer and less-toxic alternatives to conventional pesticides are able to have new products reviewed and registered by a staff dedicated to this new division.

             Residues. Public concern over the adverse environmental and health consequences of toxic insecticides continues to grow. These chemicals can leave unacceptable levels of residues in food and can contaminate soil and groundwater. Biorational insect control products use naturally produced or occurring compounds and do not leave toxic residues in treated crops, soil or groundwater.

             Resistance. One of the limitations of toxic insecticides is the tendency of insects to develop resistance to the active compound. Over 500 insect species have developed resistance to one or more classes of toxic chemical insecticides. When resistance occurs, growers are forced to increase the amount of toxic insecticide necessary to control the target insects, which increases environmental and health risks and reduces the economic viability of the toxic chemical. Insects are less likely to develop resistance to biorational products, particularly behavior-modifying pheromone-based products such as those produced by Consep.

             Resurgence. Toxic insecticides often destroy beneficial insects which help to naturally control primary and secondary insect populations. As beneficial insect populations are suppressed, there are fewer natural enemies against primary and secondary pests and growers must use escalating dosages and more frequent applications of toxic insecticides. This increased application exacerbates environmental and health risks and decreases the cost-effectiveness of the toxic insecticides. Biorational products target specific insects and do not adversely affect beneficial insect populations. As a result, beneficial insects remain in the field and continue to help control detrimental insect populations.

      In response to these concerns regarding conventional toxic insecticides, commercial growers are increasingly adopting more sophisticated and environmentally safer methods of pest control which focus on ecosystem management, collectively identified as Integrated Pest Management ("IPM"), to control insects in their fields. IPM involves the use of a combination of crop selection, cultivation practices and biorational pest control measures to reduce or eliminate toxic chemical applications. The Company's primary focus is on fruits, nuts, vegetables and selected row crops where growers are generally more concerned with residues in harvested products or resistance of insects to chemical insecticides and are thus more likely to adopt biorational insect control as an alternative to conventional toxic chemicals. The Company's products are ideally suited to IPM practices because, unlike most conventional insecticides, the Company's products are non-toxic to humans and animals, leave no harmful residues, do not contaminate soil or groundwater and do not disrupt beneficial insect populations. The Company believes that IPM and crop protection professionals, such as pest control advisers ("PCAs"), have become key factors in promoting the introduction and distribution of insect control products to the commercial agriculture market. This trend is most developed in California where state licensed PCAs are the only individuals who are authorized to recommend the application of any pesticide, including insect control products.

      Management estimates the market in which its consumer pest control products compete in the United States and Canada to be approximately $1 billion. The Company believes that, although biorational products currently represent less than 30% of this market, consumers are becoming increasingly aware of the health risks associated with many of the conventional toxic products used to control pests in and around the home and that non-toxic products will represent an increasing portion of the consumer pest control market. In general, non-toxic products for the consumer market do not require a time-consuming registration process, which permits faster and less expensive introduction of new products.

STRATEGY

      Management believes that regulatory limitations on the use of, and increasing insect resistance to, conventional toxic pesticides, together with growing concern over the safety of those products have created substantial opportunities to expand the use of Consep's alternative biorational pest control products. The key components of the Company's strategy are set forth below.

      Continue to Develop and Acquire Proprietary Biorational Pest Control Products, Technologies or Businesses. The Company's strategy includes continuing to develop new products and technologies through both its own research and development efforts and its ongoing research and development relationship with Bend Research, Inc. ("Bend Research"), an independent research and development firm specializing in membrane-based controlled release and materials separation technologies. Consep also intends to meet this objective by continuing to acquire complementary product lines, technologies or businesses to further expand the Company's product lines both in the commercial agriculture and consumer markets. During the past six years, Consep has completed eight acquisitions of complementary businesses and product lines. Management believes such acquisition opportunities will continue.

      Focus Commercial Agriculture Products on High-Value Crops. The Company's primary focus is on selected high-value fruit, nut and vegetable crops where growers are generally more concerned with residues in harvested products and are thus more likely to adopt biorational insect control as an alternative to conventional toxic chemicals. Additionally, given the high cost of re-registering conventional toxic chemicals with the EPA, the Company believes market opportunities will expand for biorational products as agrichemical companies find it uneconomical to re-register their products for these selected crop markets.

      Utilize Company Owned Distributors to Introduce and Promote the Company's Products. The Company believes that owning and operating agrichemical distributors accelerates the market acceptance and penetration of its proprietary agricultural products, provides direct access to growers and field research personnel and facilitates rapid evaluation and introduction of new products. The Company may acquire additional agrichemical distributors in strategic locations to facilitate grower adoption of IPM practices and biorational pest control products.

      Expand Presence and Distribution in Selected International Markets. The Company believes it has the opportunity to significantly expand its international presence. Management's strategy is to control the registration, introduction and distribution of its products in selected international markets and, as a result, has retained control over worldwide manufacturing and marketing rights to its products. To effectively market its products abroad, the Company is staffing an international sales and registration organization to support the introduction of its products through established distributors in key international markets.

      Expand Presence and Distribution Channels in Consumer Markets. The Company is focused on expanding its consumer product distribution channels by increasing its retail account base and penetrating additional locations in existing accounts. Through a combination of trade show attendance, promoting relationships with independent manufacturers' representatives and direct selling efforts, Consep's strategy is to expand into additional co-operative buying groups, distributors and retail chains, including grocery and drug store chains. The Company is also focusing on increasing the range of products sold within the existing retail base through a combination of special display advertising and co-operative promotional programs. The Company will continue its efforts to expand its product line through product development, acquisitions and distribution of biorational products manufactured by other manufacturers.

TECHNOLOGY

      The Company believes it is well positioned to take advantage of opportunities for biorational pest control products as a result of its proprietary controlled release technologies. The Company's principal commercial agricultural products combine proprietary controlled release delivery systems with synthesized pheromones to provide effective biorational pest control. Consep has devoted considerable resources to investigating the chemical makeup of pheromones, their reaction with the Company's delivery systems, and their behavior in a variety of environmental conditions.

      Pheromones are natural compounds produced by insects, which, when released and detected by other insects of the same species, will elicit a specific response. Over 1,600 insect pheromones have been identified in the scientific literature and identification of additional insect pheromones continues to occur. Consep has focused its efforts on one class of pheromones, sex pheromones, most of which are produced by female insects in order to attract males of the same species. Males are able to locate the females by using sensors on their antennae to follow the pheromone trail to its source. These compounds can be used to control specific insect populations if released in sufficient quantities to overwhelm the males so that they are unable to locate females. This system of control, called "mating disruption," produces a substantial population drop of the target insect. The crop is thereby protected from feeding larvae, which are the primary source of crop damage.

      The key to an efficacious and economically feasible trapping or mating disruption product is to determine the optimum release rate and to successfully store, protect, and control the release of pheromones. Most pheromones are highly unstable compounds which break down quickly when exposed to normal environmental conditions. The proprietary controlled release systems used in the Company's products protect the pheromones from the environment and delay their degradation. The Company designs these devices to release pheromones at a planned rate over periods ranging from a few weeks to a few months, depending on the targeted pest and crop. The Company believes that by providing a steady rate of release over time, the Company's controlled release technologies allow the Company to use lower quantities of pheromones in its products, as compared to competitive pheromone products, to achieve the same degree of pest control. The controlled release technologies used in the Company's products include membrane-based reservoirs, microporous beads and dispersed (flowable) microcapsules.

      Membrane-Based Reservoir System. The patented, membrane-based reservoir system used in certain of the Company's products consists of a reservoir containing the active ingredient, a rate-controlling membrane through which the active ingredient diffuses and a protective impermeable backing. By varying the surface area, membrane thickness and type of membrane materials, the Company is able to adapt this technology to a variety of applications. Membrane-based reservoir systems are used in the CheckMate and BioLure product lines, and in certain products within the SureFire product line.

      Microporous Bead System. A microporous bead is a polymeric bead with an internal pore structure encased in a rate-controlling outer surface. The microporous nature of the beads permits a high loading of active ingredient, with up to 80% of the bead weight consisting of biorational agents. By comparison, only 5% to 30% of the weight of conventional micro-encapsulated systems is represented by biorational agents. The microporous beads are compatible with a wide range of active ingredients and can be readily mixed with water and applied by ground or aerial spray equipment. By controlling the size of the beads and their microporous structure, optimum rates of release can be achieved. Microporous bead systems are used in current and development-stage CheckMate products.

      Dispersed (Flowable) Microcapsule System. A dispersed (flowable) microcapsule system is a method of encapsulating biorational agents by polymerizing a protective wall around the colloidal size particles of the active agent. The release rate of the active biorational product is adjusted by controlling the size of the microcapsule as well as the degree of polymer crosslinking in the capsule wall. Dispersed (flowable) microcapsule systems are used in certain current and development-stage CheckMate products.

PRODUCTS

      The Company develops, manufactures and markets three lines of non-toxic pest control products: (i) pheromone-based mating disruption products used to control insect populations in commercial agriculture; (ii) pheromone-based traps used to monitor and trap insects in commercial agriculture; and (iii) consumer products used to trap or otherwise control pests in homes, lawns and gardens. The Company's proprietary product line also includes specialty chemicals produced by its wholly-owned subsidiary, Farchan Laboratories, Inc. ("Farchan"). The Company also owns and operates full-line agrichemical distributors located principally in California which, in addition to selling the Company's commercial agriculture products, also sell products produced by other manufacturers, including biorational insect control products, conventional toxic pesticides, fertilizers and other farm supplies.

      Commercial Mating Disruption Products. The Company's commercial mating disruption products, marketed under the CheckMate label, are used to suppress population levels of insects by disrupting their mating cycles. CheckMate products employ either microporous or microcapsule beads, which are applied by aerial or ground spray equipment, or membrane-based reservoir dispensers, which are attached by hand to the branches or stems of plants in crops which they protect. As of December 31, 1996, Consep offers mating disruption products for six species of insects. Revenues from the sale of the Company's commercial mating disruption products for the years ended December 31, 1996, 1995 and 1994 were $3.0 million, $2.9 million and $1.7 million, or 9.1%, 9.5% and 6.8% of the Company's total revenues for such periods, respectively.

      Commercial Monitoring and Trapping Products. The Company's monitoring and trapping products for the commercial agriculture market are sold under the BioLure label. A monitoring product typically consists of a trap and a lure loaded with either pheromones or food bait to attract the target insect species. Growers use monitoring products to identify the emergence of target species, pinpoint infestation levels, and project insect population size and crop damage, thereby facilitating more efficient control measures. The monitoring systems are used in conjunction with pest control products to correctly time the application of these control products and to monitor the effectiveness of insect control programs. The system used in most of the Company's monitoring and trapping products is a pheromone-based lure which incorporates the Company's controlled release membrane-based technology to provide for uniform release of the active ingredient over a longer period of time than competitors' products. Monitoring and trapping systems which do not incorporate a lure use food bait or a color spectrum as the attractant. Consep currently offers trapping and monitoring systems for over 20 species of insects. Revenues from the sale of the Company's monitoring and trapping products for the years ended December 31, 1996, 1995 and 1994 were $833,000, $621,000 and $462,000, or 2.5%, 2.0% and 1.8% of the
Company's total revenues for such periods, respectively.

      Consumer Products. The Company's consumer product line, marketed under the SureFire and Insectigone labels, is comprised of a broad group of non-toxic products which trap or otherwise control pests found in and around the home. In addition, the Company markets, under its SureFire label, hummingbird and butterfly feeders. Products in the Company's consumer product line generally incorporate Consep's proprietary technologies, which include the controlled release of attractants that lure insects into traps, proprietary Teflon-coated surfaces which prevent insects from crawling across vertical surfaces, and insecticide powders composed of patented baits and diatomaceous earth, which kill crawling insects coming into contact with products incorporating this technology. Consep currently offers pest control products for over 20 species of household and garden pests. The Company has begun distributing for the 1997 season a line of consumer products, based on natural oils, to repel biting insects. These insect repellent products, which are manufactured by, and are the proprietary products of, a third party, are being marketed on an exclusive basis in the United States, Canada and Mexico under the Company's Bite Blocker label. The Company holds exclusive distribution rights to these insect repellent products in the United States, Canada and Mexico, subject to certain performance requirements. Revenues from the sale of the Company's consumer products for the years ended December 31, 1996, 1995 and 1994 were $5.3 million, $4.6 million and $3.6 million, or 15.8%, 15.0% and 14.2% of the Company's total revenues for such periods, respectively.

      Specialty Chemicals. In February 1995, the Company acquired Farchan, a Florida-based specialty chemicals manufacturer. Prior to its primary manufacturing facility being destroyed by fire in October 1996, Farchan supplied certain pheromones to the Company for use in certain of its mating disruption products. In addition, Farchan supplies high quality specialty chemicals, including organic acetylenes, to research organizations, pharmaceutical companies and the agricultural industry. Revenues from Farchan's operations (excluding pheromone sales to the Company) for the years ended December 31, 1996 and 1995 were $1.3 million and $1.2 million, or 3.9% and 3.9% of the Company's total revenues for such periods, respectively. As mentioned above, in October 1996, Farchan's primary manufacturing facility was destroyed by fire. The Company currently plans to build a specialty chemical facility to produce pheromones and other specialty chemicals in Bend, Oregon. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      Distribution Operations. The Company owns and operates full-line agrichemical distributors which, in addition to selling the Company's commercial agriculture products, also sell products produced by other manufacturers, including biorational insect control products, conventional toxic pesticides, fertilizers and other farm supplies. Revenues from the Company's distribution operations (which exclude sales of the Company's proprietary commercial agriculture products through these distribution operations) for the years ended December 31, 1996, 1995 and 1994 were $22.8 million, $21.5 million and $19.4 million, or 68.6%, 69.6% and 77.2% of the Company's total revenues for such periods, respectively.

SALES, MARKETING AND DISTRIBUTION

      The Company's sales, marketing and distribution strategies differ for each of the major markets in which its products are sold.

      The Company's sales in the commercial agriculture market are made principally through agrichemical distributors. These distributors employ crop protection professionals who consult for growers and recommend appropriate insect control programs. The Company believes that IPM and crop protection professionals, such as pest control advisers ("PCAs"), have become key factors in promoting the introduction and distribution of insect control products to the commercial agriculture market. This trend is most developed in California, where state licensed PCAs are the only individuals who are authorized to recommend the application of any pesticide, including insect control products. The Company's strategy focuses on improving the PCAs' and growers' understanding of IPM and how the Company's proprietary products can be integrated into insect control programs. Consep markets its insect control products to this group through the Company's 10-person technical sales organization.

      As part of Consep's strategy to use Company-owned distributors to introduce and promote its products, the Company has acquired agrichemical distribution subsidiaries in strategic market locations. These acquisitions, which took place in 1990 and 1994, have allowed Consep to employ crop protection professionals, including PCAs, and obtain direct access to growers in order to facilitate the exchange of information and more effectively introduce IPM practices in general, and the Company's products in particular. The Company currently operates agrichemical distribution outlets in five locations in the Central Valley of California and in one location in the Connecticut River Valley. The Company believes these distribution operations, and the 22 PCAs which they employ, provide a continuous source of valuable information with respect to new product needs, performance of products in the field and the competitive position of those products.

      The Company supports the sales efforts of the independent and subsidiary agrichemical distributors through the organization of grower meetings, direct grower contact and education of other influential groups such as university pest management specialists and researchers, government agricultural personnel and independent PCAs. The Company's CheckMate and BioLure product lines are promoted through the dissemination of brochures, corporate communications, an on-line Web page and advertising targeted at product awareness in the agricultural trade press, in addition to direct contact with influential groups including distributors, retailers, PCAs and growers. Agricultural trade shows and certain industry conferences, such as the California Agricultural Production Consultants Conference, are other venues for promotion of the Company's CheckMate and BioLure product lines.

      The Company sells its SureFire, Insectigone and Bite Blocker products through a network of cooperative buying groups and distributors who in turn resell to lawn and garden centers, hardware stores and retail chains. These products are also sold directly to retailers and through mail-order catalogs. Promotion of the Company's consumer products is achieved primarily by co-operative advertising, media participation and trade shows. In addition, the Company intends to use television advertising in 1997 to promote its Bite Blocker product line. The Company works directly with over 40 independent sales representatives who are engaged in various sales and marketing activities related to the Company's consumer product lines. These independent sales representatives are overseen by the Company's 8-person consumer sales group. The Company's sales and marketing efforts for its consumer products are directed towards increasing the number of new retail and distribution accounts and increasing the range of products carried by certain existing retail accounts.

      The Company's commercial agriculture and consumer products are also sold through independent distributors in certain international markets. In addition, the Company has established joint testing and marketing programs with these distributors to introduce and sell its commercial agriculture products in certain international markets. The Company also manufactures and sells products on a private label basis to customers in the industrial pest control market. The Company's revenue attributable to export sales and sales occurring outside of the United States of both commercial agriculture and consumer products for the years ended December 31, 1996, 1995 and 1994 were $2,522,164, $2,217,266 and $1,327,744, respectively. The Company also sells certain BioLure products to the United States Department of Agriculture (the "USDA") and various state and international departments of agriculture.

      The Company's business is highly seasonal, with its highest revenues being recognized in the second quarter of each year and its lowest revenues being recognized in the fourth quarter of each year. This seasonality coincides with the commercial growing season in the Northern Hemisphere and, to a lesser extent, the consumer home, lawn and garden buying season.

MANUFACTURING

      The Company manufactures the membrane-based reservoir dispensers, microporous beads and dispersed (flowable) microcapsules used in its products at its facility in Bend, Oregon. Products containing diatomaceous earth are manufactured at the Company's wholly-owned subsidiary located in Kirkland, Quebec, Canada. Prior to its primary manufacturing facility in Gainesville, Florida being destroyed by fire in October 1996, Farchan produced pheromones used in certain of the Company's commercial agriculture products. Specialty chemicals continue to be manufactured on a limited basis at Farchan's research and development laboratory. The Company plans to build a new specialty chemical facility to produce pheromones and other specialty chemicals adjacent to its headquarters and manufacturing facility in Bend, Oregon. The Company believes the new facility can be operational by the end of September 1997 and should be able to produce pheromones for the 1998 season. The Company believes it has alternative sources of supply of pheromones for the 1997 season which it would otherwise have purchased from Farchan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." As of March 1, 1997, Consep employed 43 people in manufacturing and quality control relating to the production of its proprietary products.

      Active ingredients, including pheromones and food baits, are purchased from specialty chemical supply companies or are produced by Consep. The Company has historically relied upon on a limited number of suppliers to provide pheromones for its products. During February 1995, the Company acquired Farchan, a Florida-based specialty chemicals manufacturer, in order to reduce the cost of certain pheromones, provide assurance of consistent quality, and provide a stable supply of these materials. The interruption of certain sources of supply or the failure of suppliers, including Farchan, to adapt their products to the Company's changing technological requirements could result in delays in product shipments, adversely affecting the Company's financial condition and results of operations.

      During 1997, the Company anticipates spending an additional $200,000 to $500,000 for new manufacturing equipment for its existing manufacturing facility in Bend, Oregon. The Company expects to finance at least fifty percent of such expenses through bank loans and/or equipment leasing arrangements. In addition, the Company anticipates spending $1.3 to $1.6 million to construct and equip a new specialty chemicals manufacturing facility to meet anticipated pheromone supply requirements for the 1998 season. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". Other than these planned expenditures, the Company has no current plans to expand its manufacturing facilities or equipment. Subject to construction of the new specialty chemicals manufacturing facility described above, the Company believes that it has adequate production capacity to meet its foreseeable needs.

RESEARCH AND DEVELOPMENT

      Consep believes that considerable investment in new product development will continue to be necessary to remain competitive in the biorational pest control market. The Company's product development projects generally begin with the identification of major insect infestation problems which the Company believes can be addressed with biorational agents and which provide sufficient market opportunity. Once a potential product is identified, the Company's research and development personnel study the intended biorational agent and make a determination as to whether the Company's existing controlled release technologies are likely to work with the biorational agent. If it appears that the controlled release technologies may need to be modified to work effectively with the intended biorational agent, the Company's research and development personnel work with scientists at Bend Research to adapt the existing controlled release technologies to suit the requirements of the particular biorational agent. Once the controlled release technology has been selected and the active ingredient has been tentatively formulated, the development effort continues with laboratory studies and eventual field testing of prototypes in order to arrive at the final form of the product. Field testing of products is generally conducted on a collaborative basis with academic, governmental and corporate entities in the United States, including the USDA and numerous universities. In international markets, field testing is generally conducted in collaboration with the Company's international distributors and government researchers. Through these collaborative efforts, the Company gains access to individuals within the collaborating organization who have particular expertise in dealing with the targeted pest and crop and whose opinions are generally widely accepted.

Collaborative field testing also provides independent verification of product efficacy which is critical to convincing commercial growers to adopt new biorational products.

      In addition to the product development efforts described above, the Company's research and development personnel also work with scientists at Bend Research to define research projects which support the adaptation of licensed technologies to new products and to new uses of existing products. In general, basic research related to these projects takes place at Bend Research with the resulting technology being transferred to Consep for applied research, product development and commercialization. Ongoing projects with Bend Research include the adaptation of new controlled release systems to existing pheromone products, application of controlled release technologies to new types of active ingredients and the identification and refinement of procedures for manufacturing pheromones used in the Company's product lines.

      Pursuant to a license agreement with Bend Research, the Company is able to participate in joint funding with various government agencies to develop improvements to existing technologies. The license agreement also provides the Company with license rights to agricultural applications of Bend Research technologies, including technologies which are developed by Bend Research pursuant to third party funded research and development efforts. See "-- Proprietary Rights." The license agreement also obligates the Company to request Bend Research to perform research and development services budgeted at not less than $600,000 a year, at least $400,000 of which must be directed towards development of biorational products. For 1995 and 1996, the annual commitment under the license agreement was reduced from $600,000 to $350,000 and $191,500, respectively. For 1997, the annual commitment under the license agreement has been reduced from $600,000 to $125,000. For years subsequent to 1997, the $600,000 annual commitment will be reinstated. The license agreement continues until the later of 2012 or the expiration of the last patent licensed under it. The Company may terminate the license agreement on sixty days' notice. The license agreement provides that if it were to be terminated for any reason, the Company would retain rights to all Bend Research technologies incorporated in then current products and in products then under development. If the Company were to lose the services of Bend Research for any reason, the Company may experience delays in the development and introduction of new products and would be required to make alternative arrangements for the services performed by Bend Research. Any such alternative arrangements could delay development efforts, could substantially increase the cost of the Company's research and development efforts and could adversely affect the Company's results of operations.

      The Company is currently developing and expanding its CheckMate line of insect control products. Field testing for the products under development is in various stages of completion. The Company also plans to develop and introduce additional products for its SureFire and Insectigone lines of consumer pest control products. Additions to the consumer product lines will occur through new product development and possible acquisitions of compatible product lines, technologies or businesses.

GOVERNMENT REGULATION AND PRODUCT REGISTRATION

      The pesticide industry is heavily regulated worldwide. In the United States, the EPA regulates pesticide products under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). Pesticides are also subject to state and foreign regulations. Some states, such as California, have their own extensive registration requirements, as do certain foreign governments. To develop and commercialize a pesticide product, detailed and complex procedures must be completed prior to obtaining approvals through FIFRA, state and foreign regulatory agencies. Small scale field testing usually can be conducted prior to product registration to evaluate product efficacy. Unusual weather conditions during field tests may require additional field testing requirements in subsequent growing seasons, resulting in delays in product registration submissions and approvals.

      Chemical pesticides require extensive toxicology and environmental testing to substantiate product safety prior to obtaining a product registration. Commercial sale of a pesticide requires a product registration for each pest and crop for which the product is used. Initial EPA registration for a new chemical pesticide can take seven years or longer, and cost $10 million or more. In addition, the U.S. Congress has mandated that the EPA require that all pesticide products registered prior to November 1984 be re-registered by 1997 using today's stricter testing protocols. In contrast to conventional toxic chemicals, biorational products have fewer regulatory requirements before commercial use is permitted. For example, substantially fewer toxicity studies are required for biorational insect control products than for conventional toxic insecticides. Due to differences such as this, registration costs for biorational insect control products are significantly less than for toxic insecticides, and registration of biorational products requires considerably less time to complete. However, there can be no assurance that additional requirements will not be added by the EPA which could make registration procedures more time-consuming and costly or require further testing and review of previously registered products.

      Government regulations have been enacted in recent years to encourage the development and introduction of non-toxic alternatives to conventional insecticides, including the streamlined registration of alternative pest control products under the EPA's

"Safer Pesticide Policy." In September 1993, the EPA, the FDA and the USDA released a joint summary of the principles guiding their legislative and regulatory agenda including: (i) a firm commitment to reducing risks to people and the environment that may be associated with toxic pesticides while ensuring the availability of cost-effective pest management techniques; (ii) recognition of the need to work with growers to develop and implement improved means of pest control, reduce use of higher-risk toxic pesticides and promote greater use of IPM techniques; and, (iii) implementation of regulatory reforms and incentives for the development of pesticides that will eliminate or reduce health and environmental risks. Further, in 1994, the EPA established its Biopesticides and Pollution Prevention Division, whereby companies developing safer and less-toxic alternatives to conventional pesticides are able to have new products reviewed and registered by a staff dedicated to this new division. Such product reviews and registrations are generally completed over a shorter time period and at less expense than conventional insecticide reviews and registrations. Based upon the above actions, coupled with cost and timing advantages of registering biorational products relative to conventional toxic chemicals, the Company believes biorational products have significant advantages in the commercial agriculture insect control market. Field testing, manufacture and sale of the Company's products outside the United States may be subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the United States.

COMPETITION

      The pest control industry is highly competitive and is dominated by multinational chemical companies that have financial, technical and marketing resources substantially greater than those of the Company. Currently, biorational products account for only a small fraction of aggregate sales of pest control products, and can require insect control practices, such as timing and method of application, which are different from those typically associated with toxic chemical products. As a result, in order for biorational products to successfully compete with toxic chemicals, they must not only be cost competitive but must also provide other advantages over conventional pesticides. The Company believes that its products are cost competitive with conventional toxic insecticides and, because they are non-toxic and leave no harmful residue in food, soil or groundwater, provide sufficient advantages over conventional toxic insecticides to compete effectively against such products.

      The Company believes that many of the large chemical pesticide companies are developing chemical pesticides which are less-toxic to man and the environment, as well as new products based upon biorational agents. While Consep believes that the emphasis of these companies has been on genetic engineering of micro-organisms and insect-resistant plants and has been primarily directed towards commodity crops such as wheat, corn, cotton, and soybeans, there can be no assurance that these companies will not direct significant development resources to either biorational products or less-toxic chemical products that would compete directly with those of the Company.

      In addition to the large chemical pesticide companies, the Company is aware of at least six other companies using biorational control agents, including pheromones, to produce alternative insect control products. The Company believes that other companies are currently developing biorational insect control products. The Company believes that none of these competing companies has delivery systems that perform as effectively and efficiently as the proprietary controlled release membrane-based reservoir, dispersed (flowable) microcapsule and microporous bead systems used in Consep's CheckMate products and that the Company is therefore in a strong competitive position with respect to these companies.

      The Company expects competition within the biorational pest control segment to intensify as regulatory pressures on conventional toxic pesticides increase and as advances in the field are made and become more widely known. There can be no assurance that the Company will be able to compete successfully against its current competitors or that these competitors or new market entrants will not develop products that compete directly with the Company's products and are more effective, less expensive or more widely accepted than those of the Company.

PROPRIETARY RIGHTS

      Proprietary protection of the Company's products is important to its business. Consep relies upon patents, trade secrets, unpatented know-how and continuing technological innovation to develop and maintain its competitive position. The Company maintains a policy of seeking patents on its inventions, acquiring licenses under selected patents or patent applications from third parties and entering into invention and proprietary information agreements with its key employees and consultants with respect to technology which it considers important to its business.

      As more specifically described below, the Company has obtained manufacturing and marketing rights in agriculture to certain proprietary rights of Bend Research, including patents, patent applications, trade secrets and unpatented know-how which relate to existing and development-stage technologies and products. In addition, the Company has filed patent applications with respect to its own inventions which relate to existing and development-stage technologies and products. There can be no assurance that patents will issue from any pending or future patent applications or, if patents are issued, that they will be of sufficient scope or strength to provide meaningful protection of the Company's technologies. In addition, there can be no assurance that any of the current patents issued or licensed to the Company or future patents issued or licensed to the Company will not be challenged or circumvented by competitors, or be found to be invalid or non-infringed in judicial or administrative proceedings should a dispute arise. Moreover, notwithstanding the scope of the patent protection available to the Company, there can be no assurance that such patent rights will provide commercial advantage to the Company as competitors could develop controlled release technologies which are not covered by the Company's issued or licensed patents or future patents issued or licensed to the Company.

      Pursuant to an agreement with Bend Research, the Company has obtained a license to all agricultural applications of technologies developed by Bend Research, other than certain animal health and agricultural applications unrelated to the Company's current or contemplated products. The license includes rights to certain patents, patent applications, trade secrets and unpatented know-how owned by Bend Research, and covers aspects of the Company's membrane-based reservoir system, microporous bead system and dispersed (flowable) microcapsule system technologies. The license agreement provides the Company exclusive worldwide rights to all agricultural applications (except as noted above) of the licensed patents, patent applications, trade secrets and know-how. The membrane-based reservoir system technology used in many of the Company's CheckMate, BioLure and SureFire products is the subject of a United States patent owned by Bend Research expiring in 2002. Such technology is not patented outside the United States, other than in Japan where the patent is held by a third party. Neither the Company nor Bend Research has rights with respect to the Japanese patent. The microporous bead system technology used in certain current and development-stage CheckMate products is the subject of a pending United States patent application owned by Bend Research. The license agreement provides the Company exclusive, worldwide rights to agricultural applications (except as noted above) of the microporous bead system technology. The dispersed (flowable) microcapsule system technology used in certain current and development-stage CheckMate products is not patented in any country. The license agreement provides the Company exclusive, worldwide rights to agriculture applications (except as noted above) of the dispersed (flowable) microcapsule system technology.

      The foregoing licenses are royalty-free as to certain of the Company's existing controlled-release products. Certain existing products are, and products resulting from existing and future development efforts may be, royalty bearing at rates ranging from 2.5% to 5.0% of the Company's direct gross margin, as defined in the license agreement, on such products. During January 1995, royalties related to certain products incorporating technology provided by Bend Research for the term of the license agreement were prepaid by the Company. Such prepaid royalties totaled $121,000 and are being amortized as the related products are sold by the Company. The license agreement continues until the later of 2012 or the expiration of the last patent licensed under it. The Company may terminate the license agreement on sixty days' notice. The license agreement provides that if it were to be terminated for any reason, the Company would retain rights to all Bend Research technologies incorporated in then current products and any products then under development.

      The Company's Teflon-based barrier technology for control of insects used in certain current and development-stage SureFire products is the subject of two United States patents (both expiring in 2013), one Australian patent (expiring in 2014), two pending U.S. patent applications and three pending foreign patent applications. Of the three pending foreign patent applications, one is pending before the European Patent Office and, if issued, will provide protection in most European countries. All of these patents and patent applications covering the Teflon-based barrier technology are owned by the Company. In addition, a U.S. patent owned by the Company has recently issued, which relates to its controlled release technology for control of aphids. This technology is currently under development for use in the Company's CheckMate product line.

      The Company's technology relating to its diatomaceous earth products includes a patented bait formulation. These patents provide protection in Canada and Australia.

      Much of the Company's technology and many of its processes are dependent upon the knowledge, experience and skills of certain scientific and technical personnel. To protect its rights to its proprietary information and technology, the Company requires key employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit the disclosure of confidential information to persons unaffiliated with the Company and require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by such persons. There can be no assurance that these agreements will prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information if there is an unauthorized use or disclosure. In the absence of patent protection, the Company's business may be adversely affected by competitors who develop substantially equivalent technology.

      Proprietary rights litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of the Company and others. Adverse determinations in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is not currently a party to any patent litigation or other litigation regarding intellectual property rights and is not aware of any challenge to its patents or proprietary rights.

EMPLOYEES

      As of March 1, 1997, Consep had 143 employees, with 18 involved in sales of proprietary products, 22 employed as PCAs in its distribution subsidiaries, 8 involved in product development and registration, 43 involved in manufacturing and quality control of proprietary products, 18 involved in finance and administration and 34 involved in operations at its distribution subsidiaries.

ITEM 2.  PROPERTIES

      The Company is headquartered in Bend, Oregon where it leases a 28,800 square foot facility under a lease that expires in February 2004. In addition to administrative offices, the headquarters facility contains research and development, manufacturing, warehouse and sales operations for certain of the Company's proprietary products. The Company is currently in negotiations with the owners of the Company's headquarters and manufacturing facility in Bend, Oregon to acquire the property and building for a purchase price of approximately $1.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In addition, the Company, through its Chemfree subsidiary, leases an office, manufacturing, sales, and warehousing facility in Kirkland, Quebec, Canada on a month-to-month basis while it negotiates a five-year extension of a lease which expired in July 1996. The Company believes it could replace this facility in a timely manner on terms acceptable to the Company, if such negotiations are unsuccessful. Total lease expenditures related to all of the Company's proprietary product-related facilities in 1996, 1995 and 1994 were $147,407, $150,461 and $135,019, respectively.

      As of September 30, 1996, the Company also owned, through its Farchan subsidiary, two buildings located in Gainesville, Florida, and one building located in Alachua, Florida, with a combined capacity of approximately 11,000 square feet used for this subsidiary's manufacturing, sales, research and development and warehousing functions. In October 1996, one of Farchan's two buildings located in Gainesville, Florida with a capacity of approximately 3,000 square feet, which was used as a manufacturing facility, was destroyed by fire. As an indirect result of the fire at the Farchan facility, the Company believes it is not feasible to proceed with plans to finish and occupy its proposed plant in Alachua, Florida. The Company plans to remove all of its equipment from the Alachua facility and sell the land and building. The Company has also decided not to rebuild the manufacturing facility at its Gainesville site. At the present time, the Company plans to build a specialty chemical facility to produce pheromones and other specialty chemicals adjacent to its headquarters and manufacturing facility in Bend, Oregon. Site permit applications have been submitted to the City of Bend and design work is ongoing. The Company believes the new facility can be operational by the end of September 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      The Company, through certain of its distribution subsidiaries, also owns office and warehousing facilities for its agrichemical distribution operations in Sacramento, Fresno, and Patterson, California. The Company's distribution operations also lease sales and distribution facilities in Livingston and Escalon, California, which expire on December 31, 1999 and 2001, respectively. The Company's distribution operations also leases a sales and distribution facility in Chicopee, Massachusetts on a month-to-month basis. The Company believes that it could replace this facility in a timely manner, if required to do so. Total lease expenditures related to all of the Company's distribution facilities in 1996, 1995 and 1994 were $93,820, $83,340 and $81,540, respectively.

      The Company believes that its existing facilities will be adequate to serve its needs at least through 1997.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings other than various claims and lawsuits which the Company believes are not individually or collectively material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

      Shares of the Company's Common Stock commenced trading in the over-the-counter market on the Nasdaq National Market System on February 9, 1994, under the symbol CSEP. As of March 3, 1997, there were approximately 175 shareholders of record and approximately 2,875 beneficial owners of Common Stock.

      The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. The following table sets forth, for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market System.

                                                             HIGH         LOW
                                                             ----         ---
      1995
        First Quarter                                        3.000       2.125
        Second Quarter                                       4.125       2.125
        Third Quarter                                        4.375       3.000
        Fourth Quarter                                       3.375       2.375

      1996
        First Quarter                                        3.750       2.625
        Second Quarter                                       5.125       3.375
        Third Quarter                                        4.000       2.625
        Fourth Quarter                                       3.875       3.250

      1997
        First Quarter (through March 3, 1997)                3.625       2.875

      During 1996, the Company sold securities without registration under the Securities Act of 1993, as amended (the "Securities Act") in the transactions described below. In the case of the exercise of stock options pursuant to Company's 1992 Stock Incentive Plan described in paragraphs (a) through (d) and (f) below, these transactions were effected in reliance on Rule 701 promulgated pursuant to authority granted under Section 3(b) of the Securities Act. In the case of the stock warrant issuance described in paragraph
(e) below, this transaction was effected in reliance on Section 4(2) of the Securities Act as not involving any public offering.

      (a) On April 18, 1996, Roger Long, a consultant to the Company, exercised a previously issued Nonqualified Stock Option to purchase 12,000 shares of Common Stock for an aggregate cash consideration of $21,000.

      (b) On May 3 and May 30, 1996, Janice Gillespie, an employee of the Company, exercised previously issued Incentive Stock Options to purchase 7,800 and 3,200 shares of Common Stock, respectively, for an aggregate cash consideration of $13,650 and $5,600, respectively.

      (c) On May 8, 1996, Mark Landers, an employee of the Company, exercised a previously issued Nonqualified Stock Option to purchase 2,000 shares of Common Stock for an aggregate cash consideration of $500.

      (d) On May 13, 1996, Howard Allred, an employee of the Company, exercised previously issued Incentive Stock Options to purchase 28,000 shares of Common Stock for an aggregate cash consideration of $49,000.

      (e) On October 29, 1996, the Company issued warrants to purchase 175,556 shares of Common Stock at an exercise price of $3.60 per share for an aggregate cash consideration of $100. These warrants were issued to Value Investing Partners, Inc. in connection with underwriting services rendered to the Company with respect to its follow-on public offering in October 1996.

      (f) On November 20, 1996, Curt Rymer, an employee of the Company, exercised a previously issued Nonqualified Stock Option to purchase 8,000 shares of Common Stock for an aggregate cash consideration of $2,000.

ITEM 6.  SELECTED FINANCIAL DATA

                                               FISCAL YEAR
    (In thousands,     --------------------------------------------------------
  except per share)       1996        1995        1994        1993        1992
                       --------    --------    --------    --------    --------
OPERATIONS
Revenues               $ 33,229    $ 30,844    $ 25,120    $ 21,274    $ 17,830
Net loss                 (2,483)     (1,286)     (5,850)*    (4,126)     (3,257)
Net loss per share        (0.31)      (0.19)      (0.97)      (1.01)        N/M

BALANCE SHEET
Working capital          10,433       8,784       6,862       1,973       7,435
Total assets             23,411      21,559      19,653      13,840      16,003
Long-term debt,
 excluding current
 maturities               1,191         951         689       1,273       1,496
Shareholders' equity     17,010      14,681      12,440       6,489      10,636
                       --------    --------    --------    --------    --------

* The net loss for 1994 includes restructure costs of $866.

ITEM_7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report of Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the markets in which Consep operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in the following discussion and analysis of financial condition and results of operations, as well as those discussed elsewhere herein and in the Company's other filings that are made from time to time with the Securities and Exchange Commission.

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

      Continued growth in proprietary product revenues was offset by lower gross margins and higher operating expenses that contributed to a greater loss in 1996 than incurred by the Company in 1995. The growth in proprietary revenue was primarily attributable to higher revenues from increased sales of the Company's consumer products and to a lesser extent increased sales of specialty chemicals by its Farchan subsidiary.

      Since its inception, Consep has funded its growth primarily through equity financings. Funds from these financings have allowed the Company to build its organization, develop and register proprietary products for both the commercial agriculture and consumer home, lawn and garden markets, acquire distribution operations for the introduction of its commercial agriculture products and expand its sales efforts through both domestic and international channels of distribution. The Company completed a follow-on public offering of its common stock in October 1996, which provided equity of approximately $4.6 million after deducting costs associated with the offering.

      The Company has incurred annual operating losses since its inception in 1984. The Company believes its future annual profitability is dependent upon continued revenue growth, maintained or strengthened gross margins, and controlled growth of operating expenses. There can be no assurance that the Company will become profitable on an annual basis.

      The Company's business is seasonal with its highest revenues historically being recognized in the second quarter of each year and its lowest revenues being recognized in the fourth quarter of each year. This seasonality coincides with the commercial growing season in the Northern Hemisphere and, to a lesser extent, the consumer home, lawn and garden buying season. The Company anticipates this seasonal profile will continue with a slight shift to third and fourth quarter revenues as sales to international markets increase. In contrast to revenues, many of the Company's operating expenses are largely independent of the quarterly selling cycles. As a result, operating expenses will generally represent a higher percentage of revenues in the third and fourth quarters as compared to the first two quarters, and the Company may experience a loss in the third and fourth quarters of an otherwise profitable year.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage of net revenues of certain items in the Company's Consolidated Financial Statements. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                             FISCAL YEAR ENDED DECEMBER 31,
                                          1996            1995            1994
                                         ------          ------           ----
      REVENUES
        Proprietary products              31.4%           30.4%            22.8%
        Distribution                      68.6            69.6             77.2
                                         -----           -----            -----
           Total revenues                100.0           100.0            100.0
      COST OF REVENUES
        Proprietary products              20.1            17.8             14.1
        Distribution                      55.9            57.1             64.8
                                         -----           -----            -----
           Total cost of revenues         76.0            74.9             78.9
                                         -----           -----            -----
      GROSS MARGIN                        24.0            25.1             21.1
      OPERATING EXPENSES
        Research and development (1)       4.4             3.4              6.9
        Selling, general and
           administrative (1)             17.1            15.0             19.5
        Distribution (2)                  10.1            10.9             14.5
        Restructure costs                  --              --               3.4
                                          -----           -----            -----
           Total operating expenses       31.6            29.3             44.3
                                         -----           -----            -----
      OPERATING LOSS                      (7.6)           (4.2)           (23.2)
      OTHER INCOME (EXPENSE), NET          0.1             0.0             (0.1)
                                        ------          ------            -----
      NET LOSS
        Proprietary products              (9.9)           (5.6)           (20.7)
        Distribution                       2.4             1.4             (2.6)
                                        ------          ------           -------
           Total net loss                 (7.5)%          (4.2)%          (23.3)%
                                          ====          ======            =====

      (1) Research and development and selling, general and administrative expenses are allocated to the Company's proprietary product operations.

      (2) Distribution expenses consist entirely of selling, general and administrative expenses of the Company's distribution operations.

      Revenues. Total revenues increased to $33.2 million in 1996 from $30.8 million in 1995 and $25.1 million in 1994. Revenues from the Company's proprietary products increased to $10.4 million in 1996 from $9.4 million in 1995 and $5.7 million in 1994, while revenues from distribution operations increased to $22.8 million in 1996 from $21.5 million in 1995 and $19.4 million in 1994.

      The growth in proprietary product revenues for the year ended December 31, 1996 was attributable to growth in sales of the Company's consumer products and commercial agriculture products, as well as increased sales of specialty chemicals to third parties by the Company's Farchan subsidiary. The acquisition of Farchan occurred during February 1995, and accordingly, results from the year ended December 31, 1995 included only eleven months of Farchan's operations.

      In 1996, revenues from the sale of commercial agriculture products increased approximately $157,000, or 4.8%, as compared to 1995. The increase in sales of commercial agriculture products was primarily attributable to the introduction of newly registered formulations of products for which registration approvals were obtained during the year. In 1996, the Company received registration approval for its new flowable micro-encapsulated product for the control of the Pink Bollworm in cotton ("CheckMate PBW-F"), which contributed to a 118.4% growth in revenues from the sale of CheckMate PBW products. Also contributing to the increase in commercial agriculture product revenues were increased sales of other CheckMate PBW products in Mexico and increased international sales of CheckMate products to control Codling Moth ("CheckMate CM") and Oriental Fruit Moth. These revenue increases were offset by (i) a reduction in revenues in Mexico from the sale of the Company's product to control Tomato Pinworm ("CheckMate TPW"), and (ii) a reduction in revenues in California from the sale of the Company's CheckMate CM product. The Company believes the decrease in revenues in Mexico from the sale of CheckMate TPW was due to increased competition in Mexico and has responded by strengthening its sales organization in that market. The Company believes the decrease in revenues in California from the sale of CheckMate CM was due to a delay in receiving registration of a new warm weather formulation of CheckMate CM from the State of California which caused the Company to sell its cool weather formulation that did not perform adequately in the hotter weather experienced in the spring of 1996. As a result, many growers used alternatives to the Company's cool weather formulation of CheckMate CM. Applications of the Company's new warm weather formulation of CheckMate CM were made after registration was received and performed as expected. Revenues from the sale of commercial agriculture products increased $1.3 million, or 69.6%, in 1995 as compared to 1994. This revenue growth was attributable primarily to increased market penetration of the Company's existing CheckMate products, certain product enhancements and revenues from the sale of the CheckMate product to control the Peach Twig Borer ("CheckMate PTB"), a new product in 1995.

      In 1996, revenues from the sale of consumer products from the Company's SureFire product line in the United States and Insectigone products in Canada increased $765,000, or 15.5%, from 1995 levels. Revenues from the sale of consumer products increased 29.3%, or $1.1 million during 1995 as compared to 1994. This growth in consumer product revenues was generated by the Company's continued efforts to increase the number of retail outlets through which its products are sold while also increasing the number of products carried by the individual retail operations.

      Farchan, which was acquired in February 1995, contributed approximately $111,000 to the growth in proprietary product revenues for the year ended December 31, 1996. The increase in specialty chemical sales was primarily attributable to an increase in the number of products offered by Farchan and the inclusion of only eleven months of results in 1995. Offsetting this increase, in October 1996, a fire destroyed the primary manufacturing facility for Farchan causing a significant reduction in sales in the fourth quarter of 1996.

      Distribution revenues increased $1.4 million, or 6.3%, during the year ended December 31, 1996, as compared to 1995. The increase was primarily attributable to continued growth of the Company's California-based subsidiaries as well as to favorable weather conditions in the Central Valley of California, the Company's principal distribution market. The distribution revenue growth in 1995 was primarily attributable to the May 1994 acquisition of California-based agrichemical distributor Richard Hunt, Inc., d.b.a. Sierra Ag Chemical ("Sierra Ag"). Revenues from Sierra Ag's distribution operations represented approximately 15.5% of the Company's distribution revenue during 1995 as compared to 11.0% for 1994.

      Gross Margin. The consolidated gross margin for the Company decreased to 24.0% in 1996 from 25.1% in 1995 and 21.1% in 1994. The decrease in gross margin in 1996 was primarily attributable to lower gross margins on the Company's commercial agriculture products. The increase in gross margins in 1995 was primarily attributable to the increasing percentage of total revenues from higher-margin proprietary products. During 1995 and 1994, revenues from the Company's higher-margin proprietary products represented 30.4% and 22.8% of the Company's total revenues, respectively.

      Proprietary gross margins decreased to 35.8% in 1996 from 41.6% in 1995. The gross margin percentage for the Company's commercial agriculture products decreased to 27.9% in 1996 from 43.7% in 1995. This decrease in margin percentage was primarily attributable to differences in product sales mix and higher than expected production and raw material costs incurred in connection with the introduction of the Company's new warm weather CheckMate CM formulation. In addition, the CheckMate CM product has been redesigned and tested for the 1997 season, with favorable results. As a result of the new design of the CheckMate CM product, approximately $260,000 of CheckMate CM product was written off in the fourth quarter. This inventory write-off lowered the gross margin percentage on commercial agriculture products by 7.6%.

      Sales of consumer products during 1996 resulted in a gross margin of 37.5%, the same percentage achieved in 1995. The increase in consumer gross margin percentage to 37.5% in 1995 from 34.8% in 1994 is attributable to 1995 including a full year of higher-margin consumer products sold by Chemfree Environment, Inc. ("Chemfree"), which was acquired in April 1994.

      Proprietary product margins on specialty chemical sales by Farchan in 1996 decreased to 49.0% from 53.0% in 1995. The decrease was primarily the result of differences in the product sales mix for specialty chemicals. The 1994 results did not include this subsidiary, which was acquired in February 1995.

      Proprietary gross margins improved to 41.6% in 1995 from 38.3% in 1994. The gross margin percentage for the Company's commercial agriculture products decreased to 43.7% in 1995 from 45.1% in 1994. This decrease in margin percentage was largely attributable to the Company's product mix, whereby its lower-margin CheckMate CM and PTB products represented a significantly higher percentage of the Company's commercial agriculture product sales during 1995 as compared to 1994. In addition, the selling price of CheckMate CM was lowered in 1995 in an effort to further penetrate the market for this product, and CheckMate PTB, a new product in 1995, was competitively priced to broaden market acceptance during its introductory year.

      The distribution operations' margin was 18.6% for 1996, compared to 17.9% in 1995 and 16.0% in 1994. During the second quarter the Company changed the timing for recognition of manufacturers' rebates for purchases of bulk chemicals. Rather than recognizing these rebates when received, typically in the fourth and first quarters of each year, the Company determined that recognition should occur at the time the rebates are earned. This change improved distribution margins by approximately 0.8% in 1996. The 1995 increase in distribution gross margin was primarily attributable to decreased wholesale sales occurring during that year which carried a lower margin than retail sales.

      Research and Development. During 1996, research and development costs increased $395,000, or 37.3%, from the level incurred during 1995. This increase was primarily attributable to (i) increased costs associated with the development of new, lower cost synthesis routes to be used in the production of pheromones by the Company's Farchan subsidiary; (ii) costs associated with the development of the Company's new dispersed (flowable) microcapsule products;
(iii) increased amortization relating to technology purchased from Bend Research in 1995; and (iv) additional costs associated with the development of other new products. Research and development costs decreased 38.6% from 1994 to 1995. This decrease was primarily attributable to a reduced research and development spending commitment during 1995 with Bend Research, Inc., tightened control over various product development field testing programs and the implementation of certain cost saving measures associated with the Company's 1994 restructuring plan.

      Selling, General and Administrative. In 1996, selling, general and administrative costs associated with the Company's proprietary product operations increased 22.8% from 1995. The principal sources of this increase were (i) sales and marketing costs associated with both proprietary consumer products and commercial agriculture products increased due to increased personnel, increased commissions on higher sales of consumer products and expanded international operations for commercial agriculture products; (ii) additional marketing costs related to the introduction of the Company's Bite Blocker line of insect repellent products; (iii) additional expenses for complimentary product given to growers in California who encountered difficulties with the CheckMate CM product described above and (iv) 1996 results included a full twelve months of Farchan operations while 1995 included only eleven months of operating expense for that subsidiary acquired in February 1995. Selling, general and administrative costs associated with the Company's proprietary product operations decreased 5.7% from 1994 to 1995. This decrease is primarily attributable to the implementation of cost saving measures associated with the Company's 1994 restructuring plan, partially offset by increased costs due to the acquisitions of Chemfree and Farchan in April 1994 and February 1995, respectively. In addition, certain accounting and administrative functions performed by the Company's distribution operations in 1994 were relocated to corporate headquarters in January 1995. The impact of this relocation further offset decreases in selling, general and administrative costs resulting from the 1994 restructuring.

      Distribution. During 1996, total operating costs related to the Company's distribution operations remained approximately the same as 1995. Although selling and administrative costs increased 5.6% in 1996, the Company was able to offset these increases with a reduction in bad debt reserves as a result of improved collections. Operating costs related to the Company's distribution operations decreased 7.3% from 1994 to 1995. This decrease is attributable primarily to the relocation of certain accounting and administrative functions performed by the Company's distribution operations discussed above. In addition, the results from the first half of 1994 include approximately $78,000 of operating costs of a distribution location which is no longer an operation of the Company, further contributing to the decreased distribution operating costs in 1995. Partially offsetting these decreases are increased operating costs associated with the acquisition of Sierra Ag, which occurred in May 1994. Sierra Ag operating costs totaled 23.5% and 14.6% of total distribution operating costs for 1995 and 1994, respectively.

      Restructure Costs. In November 1994, the Company recorded a charge of approximately $866,000 associated with a restructuring plan aimed at reducing operating expenses by refocusing Company resources. This charge consisted of approximately $203,000 in severance costs related to ten employees who held positions which were eliminated as a result of the restructuring. In addition, approximately $523,000 of the restructuring charge relates to the write-off of catalog rights, certain goodwill and purchased technology. This write-off was a result of the Company's decision to focus the marketing efforts of its consumer products more directly towards its existing SureFire and Insectigone labels. The catalog rights, goodwill and purchased technology which were impaired due to the restructuring were related to product lines which will not be actively marketed given the Company's tighter marketing focus. Additionally, approximately $140,000 in inventory related to the product lines associated with the impaired goodwill and purchased technology was written off pursuant to the Company's restructuring plan. At December 31, 1994, accrued liabilities included $180,000 of accrued restructure costs, all related to severance charges. These severance liabilities were paid in 1995. In conjunction with the restructuring plan, the Company also instituted several other cost saving measures, including 10% pay reductions during 1995 for certain salaried employees, reduced employee benefit costs including elimination of employer matching contributions to the Company's 401(k) plan, consolidation of certain accounting and administrative functions for certain of its distribution operations, and reduced marketing and product development spending. Operating expenses during 1995 were reduced by approximately $1.5 million as a result of the restructuring.

      Other Income and Expense. For the year ended December 31, 1996, the Company recorded net other income of approximately $35,000 compared to approximately $20,000 in 1995. The increase was primarily attributable to (i) a $227,000 gain relating to the insurance proceeds exceeding the book value of the property destroyed at the Farchan subsidiary and (ii) a $63,000 estimated reimbursement from the insurance company for the business interruption coverage in 1996 relating to the Farchan fire. These increases were substantially offset by (i) increased interest expense; (ii) reduced interest income; (iii) increased foreign currency exchange losses relating to the Company's Canadian subsidiary and (iv) the reversal of an accrued contingent liability and the gain on the sale of property, both of which had a positive impact on the 1995 results. During 1995, the Company recorded net other income of approximately $20,000 compared to approximately $18,000 of net other expense during 1994. The change was due primarily to a gain realized upon the 1995 sale of a warehouse owned by one of the Company's distribution subsidiaries, together with a charge recorded in 1994 stemming from the anticipated settlement of a European distribution dispute. Partially offsetting this increase, interest income was lower in 1995 as compared to 1994 due to lower average outstanding cash balances during 1995. In addition, the Company incurred slightly higher interest costs in 1995 due to higher outstanding borrowings during the year.

QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth unaudited consolidated statements of operations data for each of the Company's last eight quarters. This quarterly financial data has been prepared on the same basis as the annual financial information presented elsewhere in this Form 10-K and, in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for each such quarter. The operating results for any quarter are not necessarily indicative of the results which may be expected for any future period.

                                                                                QUARTER ENDED
                                            DEC. 31,   SEP. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEP. 30,   JUNE 30,   MAR. 31,
                                              1996       1996       1996       1996       1995       1995       1995       1995
                                            -------    -------    -------     ------     ------    -------    -------     ------
                                                                               (IN THOUSANDS)
Revenues:
  Proprietary products                     $    895    $ 2,226    $ 3,723    $ 3,575   $  1,272   $  1,461   $  3,366    $ 3,286
  Distribution                                3,073      6,142      7,961      5,634      2,730      6,297      7,379      5,053
                                            -------    -------    -------     ------     ------    -------    -------     ------
         Total revenues                       3,968      8,368     11,684      9,209      4,002      7,758     10,745      8,339
Cost of revenues                              3,531      6,515      8,744      6,452      2,975      6,115      8,090      5,914
                                            -------    -------    -------     ------     ------    -------    -------     ------
         Gross margin                           437      1,853      2,940      2,757      1,027      1,643      2,655      2,425
Operating expenses                            2,787      2,578      2,749      2,391      2,183      2,272      2,377      2,224
                                            -------    -------    -------     ------     ------    -------    -------     ------
Operating income (loss)                      (2,350)      (725)       191        366     (1,156)      (629)       278        201
Other income (expense), net                     205        (73)       (85)       (12)        (6)        70         (3)       (41)
                                            -------    -------    -------     ------     ------    -------    -------     ------
         Net income (loss)                 $ (2,145)  $   (798)  $    106   $    354   $ (1,162)  $   (559)  $    275    $   160
                                             ======    =======    =======     ======     ======    =======    =======     ======

      The Company's business is seasonal, with its highest revenues being recognized in the second quarter of each year and its lowest revenues being recognized in the fourth quarter of each year. This seasonality coincides with the commercial growing season in the Northern Hemisphere and, to a lesser extent, the consumer home, lawn and garden buying season. The Company anticipates this seasonal profile to continue with a slight shift to third and fourth quarter revenues as sales to international markets increase.

      In contrast to revenues, operating expenses tend to be largely independent of the quarterly selling cycles. As a result, operating expenses will generally represent a higher percentage of revenues in the third and fourth quarters as compared to the first two quarters of the year, and the Company may experience a loss in the third and fourth quarters of an otherwise profitable year.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has used funds generated from operations, equity financings and bank borrowings to fund its research and development, marketing, acquisition of capital equipment, acquisitions of other business operations and working capital requirements. During the fourth quarter of 1996, the Company completed a follow-on public offering of its common stock which raised $4.6 million net of related offering costs. This offering increased the amount of net equity capital raised through financings by the

Company since its inception to approximately $44.4 million as of December 31, 1996. In addition to equity financing, the Company operates under a bank line of credit with a maximum borrowing capacity of $7.5 million to support the working capital requirements of both its principal proprietary product and distribution operations. This credit line matures in September 1997 and is secured by substantially all of the Company's current assets.

      At December 31, 1996, the Company had cash, cash equivalents and short-term investments of approximately $2.5 million and working capital of approximately $10.4 million. Borrowings under revolving lines of credit were approximately $1.2 million. The Company believes that cash and cash equivalents at December 31, 1996, funds generated from operations and funds available from existing bank lines of credit will be sufficient to fund the Company's operations through at least 1997. The Company's capital needs may increase depending upon several factors, including future acquisitions, changes to planned research and development activities, expanded manufacturing and commercialization programs, additional technological, regulatory and competitive developments and the timing of regulatory approvals for new products. As a result, the Company may need to raise additional funds. There can be no assurance that additional financing would be available and, if available, that the terms would be acceptable to the Company.

       In January 1996, the Company, through its Farchan subsidiary, acquired land and a building to facilitate expansion of its specialty chemicals manufacturing capacity. The facility, which is located in Alachua, Florida, was acquired to provide increased manufacturing capacity to produce additional pheromones for use in the Company's proprietary commercial agriculture products, as well as to expand Farchan's capacity to supply specialty chemicals to third party customers. This facility, which was acquired for approximately $396,000, was financed primarily by a term loan secured by Farchan's land and buildings, including the new facility.

       On October 16, 1996, one of two buildings in Gainesville, Florida, owned by Consep's Farchan subsidiary was destroyed by fire. The building served as a manufacturing facility for certain pheromones used in certain of the Company's commercial agriculture products, as well as specialty chemicals sold to research organizations, pharmaceutical companies and the agricultural industry. At the direction of the EPA, the Company conducted chemical analysis tests of the fire debris. Although the chemical analysis of the fire debris resulted in findings that substantially all of the debris contained contaminants below EPA-allowed limits, a limited amount of ash was declared hazardous due to elevated levels of cyanide and was disposed of accordingly. As a result of the chemical analysis of the fire debris, and at the EPA's direction, Farchan is working with an EPA approved consultant to test the Farchan site for potential soil and groundwater contamination resulting from the fire. Initial results of the soil and groundwater testing indicate contaminate levels below EPA-allowed limits. Based on the results of the initial testing, the Company believes that the EPA will lift all restrictions on the Farchan site in the near term. All expenses related to the cleanup, sampling and laboratory analysis have been covered by the Company's insurance and the Company believes that the total cleanup costs will not exceed the insurance coverage limits of $250,000. Cleanup and testing costs incurred through March 3, 1997 are estimated to be approximately $150,000.

       Although the Company believes it has adequate insurance to cover all losses, settlement negotiations with the insurer are still ongoing with respect to several aspects of the Company's claim for business interruption losses. In December 1996, the Company received a $435,000 settlement related to the Farchan fire for lost property, plant and equipment resulting in a $227,000 gain in the fourth quarter. The Company has recorded an estimated $63,000 receivable due from the insurance company relating to the business interruption coverage for losses from the date of the fire through December 31, 1996. The largest portion of the Company's claim relates to additional expenses incurred by the Company in 1996 and 1997 for the purchase of pheromones from third party manufacturers at substantially higher costs than would have been incurred if the pheromones had been manufactured by Farchan. The Company's claim for such additional expenses totaling $630,000 is currently being analyzed by the insurance company. The Company expects the business interruption insurance coverage to terminate at or near the end of the second quarter of 1997.

       As an indirect result of the fire at the Farchan facility, the Company believes it is not feasible to proceed with plans to finish and occupy its proposed plant in nearby Alachua, Florida. The Alachua city council has recently approved the Company's site permit application, but with attached conditions that the Company feels are not acceptable. The Company plans to remove all of its equipment from the Alachua facility and sell the land and building. The Company has also decided not to rebuild the manufacturing facility at its Gainesville site. At the present time, the Company plans to build a specialty chemical facility to produce pheromones and other specialty chemicals adjacent to its headquarters and manufacturing facility in Bend, Oregon. Site permit applications have been submitted to the City of Bend and design work is ongoing. The Company believes the cost of the new facility will range from $1.0 to $1.1 million. The Company is currently in negotiations with the owners of the Company's headquarters and manufacturing facility in Bend, Oregon to acquire the property and building for a purchase price of approximately $1.5 million. The Company is also currently in negotiations with a bank to provide approximately $2.5 million in debt financing to fund the purchase of the Company's headquarters and manufacturing facility and the construction of the new specialty chemicals manufacturing facility. The cost of the additional equipment needed to complete the new facility is estimated to range from $300,000 to $500,000. The Company expects to finance at least fifty percent of the additional equipment through bank loans and/or equipment leasing arrangements. The Company believes the new facility can be operational by the end of September 1997 and should be able to produce pheromones for the 1998 season.

       The Company does not expect the Farchan fire and the resulting loss of the manufacturing facility to have a material adverse effect on the Company's business, financial condition or results of operations, since the Company (i) has property damage, environmental remediation and business interruption insurance which covers the destroyed facility, its contents, the underlying property and the associated manufacturing operations, (ii) the Company is proceeding with its plans to build a specialty chemical manufacturing facility in Bend, Oregon, which it believes can be operational in sufficient time to produce pheromones for the 1998 season and (iii) the Company believes it has alternative sources of supply of pheromones for the 1997 season which it would otherwise have purchased from Farchan.

       The statements set forth above regarding expected insurance recoveries and anticipated results of environmental cleanup efforts related to the fire at the Company's Farchan subsidiary, as well as the statements regarding the Company's plans for replacing the destroyed specialty chemicals manufacturing facility, are forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, delays or difficulties in receiving business interruption insurance proceeds, discovery of unanticipated soil or groundwater contamination upon completion of pending EPA tests, environmental remediation expenses in excess of the Company's insurance coverage limits and unanticipated delays or difficulties in (i) reaching a definitive agreement with the current owners to sell the Company its headquarters and manufacturing facility, (ii) securing the necessary debt financing to fund the purchase of the Company's headquarters and manufacturing facility and the construction of the new specialty chemical manufacturing facility or (iii) obtaining regulatory approvals needed to construct the new manufacturing facility. The forward-looking statements should be considered in light of these risks and uncertainties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS:

      Independent Auditors' Report                                            22

      Consolidated Balance Sheets                                             23

      Consolidated Statements of Operations                                   24

      Consolidated Statements of Shareholders' Equity                         25

      Consolidated Statements of Cash Flows                                   26

      Notes to Consolidated Financial Statements                              27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Consep, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Consep, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consep, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                KPMG PEAT MARWICK LLP


Portland, Oregon
February 5, 1997

                                  CONSEP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                      DECEMBER 31,
                                                                           --------------------------------
                                                                                1996                1995
                                                                           -------------       ------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                 $  2,443,508       $  2,069,595
  Short-term investments                                                         103,167            136,501
  Accounts receivable, net                                                     3,601,912          3,797,425
  Other receivables                                                              296,358             27,315
  Inventories, net (note 4)                                                    7,993,706          8,012,430
  Prepaid expenses                                                               966,102            389,402
                                                                            ------------       ------------
         Total current assets                                                 15,404,753         14,432,668
Property, plant and equipment, net (note 5)                                    4,020,456          3,215,841
Notes receivable and other assets                                                258,865             71,790
Intangible assets, net (note 6)                                                1,545,246          1,526,602
Goodwill, net (notes 2 and 3)                                                  2,181,901          2,311,673
                                                                           -------------       ------------
          Total assets                                                     $  23,411,221       $ 21,558,574
                                                                           =============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank lines (note 7)                                                      $   1,170,000      $   1,710,997
  Accounts payable                                                             2,526,325          2,458,120
  Current portion of notes payable (note 8)                                      312,821            401,005
  Current portion of obligations under capital lease (note 12)                    34,369             43,420
  Accrued liabilities                                                            646,135            584,179
  Customer deposits                                                              282,581            451,226
                                                                           -------------       ------------
         Total current liabilities                                             4,972,231          5,648,947
Notes payable, excluding current portion (note 8)                              1,153,553            879,120
Obligations under capital lease, excluding current portion (note 12)              17,516             51,885
Deferred gain on sale of property (note 12)                                      238,075            277,642
Mandatory stock warrant obligation (note 9)                                       19,500             19,500
                                                                           -------------       ------------
         Total liabilities                                                     6,400,875          6,877,094
                                                                           -------------       ------------

Commitments and contingencies (notes 12,13 and 14)

Shareholders' equity (note 9):
  Preferred stock, $.01 par value.  Authorized 3,000,000 shares, no
     shares issued or outstanding at 1996 and 1995                                    --                 --
  Common stock, non-voting, $.01 par value.  Authorized
     657,601 shares, no shares issued or outstanding at 1996 and 1995                 --                 --
  Common stock, $.01 par value.  Authorized 15,000,000 shares, issued and outstanding 9,431,203 and 7,569,537 shares at 1996
     and 1995, respectively                                                       94,312             75,695
  Additional paid-in capital                                                  44,256,367         39,467,701
  Accumulated deficit                                                        (27,355,600)       (24,872,713)
  Foreign currency translation adjustment                                         15,267             10,797
                                                                           -------------       ------------
         Total shareholders' equity                                           17,010,346         14,681,480
                                                                           -------------       ------------
         Total liabilities and shareholders' equity                        $  23,411,221       $ 21,558,574
                                                                           =============       ============


See accompanying notes to consolidated financial statements.

                                  CONSEP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                              1996            1995            1994
                                                          ------------    ------------    ------------
Revenues (note 16)                                        $ 33,229,229    $ 30,843,734    $ 25,119,627
Cost of revenues (note 16)                                  25,241,986      23,094,064      19,815,988
                                                          ------------    ------------    ------------
Gross margin                                                 7,987,243       7,749,670       5,303,639
                                                          ------------    ------------    ------------
Operating expenses:
  Research and development (note 13)                         1,454,180       1,059,048       1,725,635
  Selling, general and administrative                        9,051,036       7,996,758       8,543,836
  Restructure costs (note 2)                                      --              --           865,987
                                                          ------------    ------------    ------------

         Total operating expenses                           10,505,216       9,055,806      11,135,458
                                                          ------------    ------------    ------------

Operating loss                                              (2,517,973)     (1,306,136)     (5,831,819)
                                                          ------------    ------------    ------------
Other income (expense):
  Interest expense                                            (324,017)       (284,283)       (269,428)
  Interest income                                              159,024         245,403         336,027
  Other, net                                                   200,079          58,537         (84,615)
                                                          ------------    ------------    ------------

         Net other income (expense)                             35,086          19,657         (18,016)
                                                          ------------    ------------    ------------

         Net loss                                         $ (2,482,887)   $ (1,286,479)   $ (5,849,835)
                                                          ============    ============    ============

  Pro forma net loss per common and common
     equivalent share (note 1)                                                            $      (0.97)
                                                                                          ============

  Proforma weighted average number of
     common and common equivalent shares
     outstanding (note 1)
                                                                                             6,001,863
                                                                                          ============
  Net loss per common and common
     equivalent  share (note 1)                           $      (0.31)   $      (0.19)
                                                          ============    ============
  Weighted average number of
    common and common equivalent
    shares outstanding (note 1)                              7,963,358       6,761,623
                                                          ============    ============



See accompanying notes to consolidated financial statements.

                                  CONSEP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                    Preferred Stock                  Common Stock
                                             ----------------------------    ---------------------------
                                                Shares          Amount           Shares         Amount
                                             ------------    ------------    ------------   ------------
Balance at December 31, 1993                    3,606,700    $     36,067         387,141   $      3,871

   Common stock issued in
        initial public offering                      --              --         2,150,000         21,500
   Conversion of preferred stock
        upon initial public offering           (3,606,700)        (36,067)      3,636,485         36,365
   Exercise of stock options                         --              --             4,200             42
   Business acquisitions (note 3)                    --              --            85,827            858
   Foreign currency translation
        adjustment                                   --              --              --             --
   Net loss                                          --              --              --             --
                                             ------------    ------------    ------------   ------------


Balance at December 31, 1994                         --              --         6,263,653         62,636

   Common stock issued in
        secondary public offering                    --              --         1,100,000         11,000
   Exercise of stock options                         --              --            34,213            342
   Business acquisitions (note 3)                    --              --           171,671          1,717
   Foreign currency translation
        adjustment                                   --              --              --             --
   Net loss                                          --              --              --             --
                                             ------------    ------------    ------------   ------------


Balance at December 31, 1995                         --              --         7,569,537         75,695

   Common stock issued in
        secondary public offering                    --              --         1,755,563         17,556
   Exercise of stock options                         --              --            85,698            857
   Common stock issued under
        Employee Stock Purchase
         Plan                                        --              --            20,405            204
   Foreign currency translation
        adjustment                                   --              --              --             --
   Net loss                                          --              --              --             --
                                             ------------    ------------    ------------   ------------


Balance at December 31, 1996                         --      $       --         9,431,203   $     94,312
                                             ============    ============    ============   ============


                                                                              Foreign
                                              Additional                      Currency           Total
                                                Paid-In       Accumulated     Translation     Shareholders'
                                                Capital        Deficit        Adjustment         Equity
                                             ------------    ------------    ------------    ------------
Balance at December 31, 1993                 $ 24,185,953    $(17,736,399)    $      --      $  6,489,492

   Common stock issued in
        initial public offering                11,179,750            --              --        11,201,250
   Conversion of preferred stock
        upon initial public offering                 (298)           --              --              --
   Exercise of stock options                        2,808            --              --             2,850
   Business acquisitions (note 3)                 610,462            --              --           611,320
   Foreign currency translation
        adjustment                                   --              --           (15,131)        (15,131)
   Net loss                                          --        (5,849,835)           --        (5,849,835)
                                             ------------    ------------    ------------    ------------


Balance at December 31, 1994                   35,978,675     (23,586,234)        (15,131)     12,439,946

   Common stock issued in
        secondary public offering               3,078,375            --              --         3,089,375
   Exercise of stock options                       58,297            --              --            58,639
   Business acquisitions (note 3)                 352,354            --              --           354,071
   Foreign currency translation
        adjustment                                   --              --            25,928          25,928
   Net loss                                          --        (1,286,479)           --        (1,286,479)
                                             ------------    ------------    ------------    ------------


Balance at December 31, 1995                   39,467,701     (24,872,713)         10,797      14,681,480

   Common stock issued in
        secondary public offering               4,587,399            --              --         4,604,955
   Exercise of stock options                      152,686            --              --           153,543
   Common stock issued under
        Employee Stock purchase
         Plan                                      48,581            --              --            48,785
   Foreign currency translation
        adjustment                                   --              --             4,470           4,470
   Net loss                                          --        (2,482,887)           --        (2,482,887)
                                             ------------    ------------    ------------    ------------


Balance at December 31, 1996                 $ 44,256,367    $(27,355,600)   $     15,267    $ 17,010,346
                                             ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                                  CONSEP, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------------------
                                                                           1996                  1995                  1994
                                                                      ------------           ------------          ------------
OPERATING ACTIVITIES:
  Net loss                                                            $ (2,482,887)          $ (1,286,479)         $ (5,849,835)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                                       1,071,925                881,784               815,820
     Provision for bad debts                                                40,171                164,544               142,791
     Inventory reserve                                                     383,307                148,042               156,500
     (Gain) loss on disposal of equipment                                   16,526                (50,467)               20,353
     Other non-cash items                                                  (10,890)               (31,507)              630,154
    Changes in assets and liabilities, net of amounts acquired:
         Short-term investments                                             33,332              1,514,864            (1,518,032)
         Accounts receivable                                              (292,239)              (244,658)              (64,642)
         Other receivables                                                 (77,379)                58,210                56,111
         Inventories                                                      (450,769)            (2,097,823)           (1,449,137)
         Prepaid expenses                                                 (580,053)                46,091               (35,953)
         Accounts payable                                                   85,409               (460,477)           (1,366,780)
         Accrued liabilities                                                63,070               (324,627)              264,181
         Other assets                                                       (3,000)                66,667               586,499
         Customer deposits                                                (168,646)              (110,866)               16,323
                                                                      ------------           ------------          ------------
              Net cash used in operating activities                     (2,372,123)            (1,726,702)           (7,595,647)
                                                                      ------------           ------------          ------------

INVESTING ACTIVITIES:
  Acquisition of intangible assets                                        (289,818)              (396,915)             (335,068)
  Acquisition of property, plant and equipment                          (1,077,473)              (477,404)             (719,502)
  Acquisition of subsidiary companies, net of cash acquired                     --                (74,136)             (982,477)
  Net proceeds from sale of property, plant and equipment                    8,350                 88,050             1,150,755
  (Increase) decrease in notes receivable, net of payments received        273,265                (34,900)             (133,861)
                                                                      ------------           ------------          ------------
              Net cash used in investing activities                     (1,085,676)              (895,305)           (1,020,153)
                                                                      ------------           ------------          ------------

FINANCING ACTIVITIES:
  Increase (decrease) in bank lines                                       (541,533)               233,897              (271,203)
  Increase in notes payable                                                215,000                141,516                67,596
  Principal payments on notes payable and capital
    lease obligations                                                     (650,149)              (584,997)           (1,262,098)
  Proceeds from sale of common stock, net                                4,807,283              3,148,014            11,204,100
                                                                      ------------           ------------          ------------
             Net cash provided by financing activities                   3,830,601              2,938,430             9,738,395
                                                                      ------------           ------------          ------------

  Effect of exchange rate changes on cash and cash equivalents               1,111                   (613)                2,379
                                                                      ------------           ------------          ------------

             Net increase in cash and cash equivalents                     373,913                315,810             1,124,974

Cash and cash equivalents at beginning of period                         2,069,595              1,753,785               628,811
                                                                      ------------           ------------          ------------
Cash and cash equivalents at end of period                            $  2,443,508           $  2,069,595          $  1,753,785
                                                                      ============           ============          ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                            $    324,818           $    295,915          $    290,807
                                                                      ============           ============          ============
  Cash paid during the period for taxes                               $     10,446           $    12,403           $      7,542
                                                                      ============           ============          ============

See accompanying notes to consolidated financial statements.

                                  CONSEP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Cash Equivalents and Short-term Investments

      For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments and are carried at cost, which approximates market value. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Effective January 1, 1994, the Company adopted SFAS No. 115. The adoption of SFAS No. 115 did not materially impact the Company due to fair values of investments held by the Company being substantially consistent with the underlying costs and carrying values of such investments.

(b) Principles of Consolidation

      The consolidated financial statements include the accounts of Consep, Inc. and its wholly-owned subsidiaries, Pacoast, Inc. (Pacoast), Valley Green Center, Inc., Consep de Mexico, S.A. de C.V. (CdM), Chemfree Environment Inc. (Chemfree), Richard Hunt, Inc., d.b.a. Sierra Ag Chemical (Sierra Ag), Consep GmbH, and Farchan Laboratories, Inc. (Farchan). All significant intercompany transactions and balances have been eliminated in consolidation.

(c) Accounts Receivable

      Accounts receivable are shown net of allowance for doubtful accounts of $857,775 and $834,128 at December 31, 1996 and 1995, respectively. The Company sells its products through agribusiness distributors, consumer products distributors and retailers and to agricultural growers, primarily in the Central Valley of California. The Company performs continuing credit evaluations of its customers and generally does not require collateral.

(d) Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(e) Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to twenty years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the related lease.

(f) Patents, Trademarks, Technology and Registrations

      Patents are amortized over seventeen years, technology over five to ten years, catalog rights over five years, and trademarks and product registrations over their useful lives, all using the straight-line method.

(g) Goodwill

      Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized over periods ranging from twenty to twenty-five years using the straight-line method. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through discounted projected future cash flows of the operations or assets from which the goodwill arose. Amortization charged to operations was $123,641, $125,571 and $129,740 for the years ended December 31, 1996, 1995 and 1994, respectively.

(h) Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and has credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i) Net Loss and Pro Forma Net Loss Per Common and Common Equivalent Share

      Pro forma net loss per common and common equivalent share for the year ended December 31, 1994 is presented reflecting the Company's capital structure as if all outstanding preferred stock had been converted into common stock as of the beginning of each such period. As a result of the Company's initial public stock offering which occurred in February 1994, such preferred stock was converted into common stock.

      Net loss and pro forma net loss per common and common equivalent share for all periods presented is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding for each such period. Common equivalent shares consist of options and warrants to purchase shares of the Company's common stock.

      Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares which were issued or became issuable during the twelve months immediately preceding the initial public offering have been included in the calculation as if they were outstanding for all periods presented prior to the closing of the initial public offering, using the treasury stock method and the initial public offering price. Subsequent to the closing of the initial public offering, the weighted average number of common and common equivalent shares includes only common and dilutive common equivalent shares outstanding. For the loss periods presented in the accompanying statements of operations, common equivalent shares outstanding subsequent to the initial public offering are excluded from the calculation due to the anti-dilutive effects given the net losses incurred by the Company for such periods.

(j) Foreign Currency Translation

      The Canadian dollar is the functional currency of Chemfree, the Company's Canadian subsidiary. Assets and liabilities of Chemfree are translated to U.S. dollars at current exchange rates, and revenues and expenses are translated using weighted average rates of exchange. Adjustments arising from foreign currency translation are included as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included as a component of other income and expense and arise primarily from U.S.-dollar-based amounts held by Chemfree and Mexican-peso-based amounts held by CdM, the Company's Mexican subsidiary. There are no foreign currency translation effects arising from CdM as the U.S. dollar is the functional currency of this subsidiary.

(k) Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(l) Reclassifications

      Certain reclassifications have been made in the accompanying consolidated financial statements for 1994 and 1995 to conform with the 1996 presentation.

(m) Stock Option Plan

      Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS

No. 123 also allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1994 and 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(n) Financial Instruments

      The carrying amounts of cash equivalents, short-term investments, trade receivables, accounts payable, customer deposits and short-term borrowings approximate fair value because of the short-term nature of these instruments. The fair market value of the Company's long-term debt approximates its carrying value as the interest rates on borrowings are based on floating rate or the interest rates approximate the current market interest rate.

(2) RESTRUCTURING

      In November 1994, the Company recorded a charge of approximately $866,000 associated with a restructuring plan aimed at reducing operating expenses by refocusing Company resources. This charge consists of approximately $203,000 in severance costs related to ten employees who held positions which were eliminated as a result of the restructuring. In addition, approximately $523,000 of the restructuring charge relates to the write-off of catalog rights, certain goodwill and purchased technology. This write-off was a result of the Company's decision to focus the marketing efforts for its consumer products more directly towards its existing SureFire and Insectigone labels. The catalog rights, goodwill and purchased technology which were impaired due to the restructuring were related to product lines which will not be actively marketed given the Company's more direct focus on existing brand names. Additionally, approximately $140,000 in inventory related to the brand names associated with the impaired goodwill and purchased technology was written off pursuant to the Company's restructuring plan.

(3) ACQUISITIONS

      Effective April 1, 1994, the Company acquired all of the outstanding capital stock of Chemfree for approximately $996,000, including approximately $535,000 in cash and 85,827 shares of the Company's common stock, valued at approximately $461,000. Chemfree is a manufacturer and distributor of non-toxic insect control products which are marketed through major retail and commercial outlets throughout North America. The aggregate purchase price, plus the fair market value of net liabilities assumed over assets acquired of approximately $245,000, was recognized as goodwill and is being amortized over 20 years on a straight-line basis. The operating results of Chemfree are included in the Company's consolidated results from April 1, 1994.

      Effective May 1, 1994, the Company acquired all of the outstanding capital stock of Sierra Ag, a California-based distributor of agricultural products, for approximately $908,000, including approximately $558,000 in cash, promissory notes of $200,000, and $150,000 in guaranteed stock options. The guaranteed stock options represent options to purchase 12,000 shares of the Company's common stock at an exercise price of $3.75 per share with a guaranteed per share value of $16.25. If the fair value of the Company's common stock does not reach $16.25 prior to May 15, 1998, the Company is obligated to pay the option holder the difference between the guaranteed price and the fair value of the Company's common stock at that date. The $150,000 difference between the exercise price and the guaranteed price of these options has been included in the purchase price of Sierra Ag as described above. The aggregate purchase price, less the fair market value of net assets acquired of approximately $396,000, has been recognized as goodwill and is being amortized over 20 years on a straight-line basis. The operating results of Sierra Ag are included in the Company's consolidated results from May 1, 1994.

      In February 1995, the Company acquired all of the outstanding capital stock of Farchan, a Florida-based specialty chemicals manufacturer which is currently supplying pheromones, a major raw material used in the Company's proprietary products, to the Company. The purchase price of the acquisition was approximately $589,000, consisting of 171,671 shares of the Company's common stock valued at $354,000, a non-competition agreement with the former majority shareholder of Farchan valued at approximately $161,000, and direct costs of the acquisition of approximately $74,000.

      Pursuant to the Agreement and Plan of Merger, the Company covenants that the 171,671 shares issued to effect the merger (the "Original Shares") will have an aggregate market value of at least $1 million (the "Guaranteed Value") for at least three consecutive trading days during the period from February 1, 1997 to January 31, 1998. If the Original Shares do not reach the Guaranteed Value during the period specified, then the following shall apply: (i) if as of January 31, 1998, the Original Shares have an aggregate market value of less than the Guaranteed Value but more than $950,000, then the Company shall issue additional shares of its common stock to the extent necessary to make the aggregate value of the Original Shares, plus the additional shares, equal to $1 million; (ii) if as of

January 31, 1998, the Original Shares have an aggregate market value of less than $950,000 but more than $500,000, then the Company shall, at the Company's option, either (a) issue additional shares of its common stock, up to a maximum of 171,670 additional shares, to the extent necessary to make the aggregate value of the Original Shares, plus the additional shares, equal to $1 million, or (b) deliver the acquired Farchan shares to the previous Farchan shareholders in exchange for the Original Shares; (iii) if as of January 31, 1998, the Original Shares have an aggregate market value of less than $500,000, then either (a) the Company shall issue an additional 171,670 shares of its common stock to the previous Farchan shareholders, or (b) if the Company does not elect to deliver such additional shares by February 15, 1998, then the previous Farchan shareholders shall have the option to elect between the remedies provided in (ii)(a) and (ii)(b) above. Such election by the previous Farchan shareholders must occur before March 1, 1998.

      The aggregate purchase price, less the fair market value of net asset acquired of approximately $482,000, has been recognized as goodwill and is being amortized over 20 years on a straight-line basis. The operating results of Farchan are included in the Company's consolidated results from February 1, 1995.

      All of the above acquisitions were accounted for as purchases.

(4) INVENTORIES

      Inventories consist of the following:

                                                             DECEMBER 31,
                                                     ---------------------------
                                                        1996            1995
                                                     -----------     -----------
      Raw materials                                  $ 2,196,006     $ 1,760,833
      Work in process                                     44,963         208,807
      Finished goods--proprietary                      3,528,880       3,329,485
      Finished goods--distribution                     2,717,836       2,975,188
                                                     -----------     -----------
                                                       8,487,685       8,274,313
               Less reserve for obsolescence             493,979         261,883
                                                     -----------     -----------
                                                     $ 7,993,706     $ 8,012,430
                                                     ===========     ===========

(5) PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                           DECEMBER 31,
                                                  -----------------------------
                                                      1996             1995
                                                  ------------     ------------
         Land                                     $    502,481     $    432,481
         Buildings                                   1,308,625          865,203
         Machinery and equipment                     2,860,568        2,410,488
         Furniture and fixtures                      1,088,977          957,945
         Vehicles                                      927,892          775,159
         Leasehold improvements                        314,876          180,529
                                                  ------------     ------------
                                                     7,003,419        5,621,805
           Less accumulated depreciation
              and amortization                       2,982,963        2,405,964
                                                  ------------     ------------
                                                  $  4,020,456     $  3,215,841
                                                  ============     ============

(6)  INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                      DECEMBER 31,
                                               -------------   --------------------------
                                                USEFUL LIVES       1996           1995
                                               -------------   -----------   ------------

   Patents, technology and trademarks           5 - 20 years   $   928,939   $    719,164
   Product registrations                       10 - 20 years       798,466        750,909
   Other                                        3 - 10 years       436,946        428,153
                                                               -----------   ------------
                                                                 2,164,351      1,898,226
            Less accumulated amortization                          619,105        371,624
                                                               -----------   ------------
                                                               $ 1,545,246    $ 1,526,602
                                                               ===========    ===========

(7)  BANK LINES

      In September 1996, the Company secured a $7.5 million bank line of credit which matures September 23, 1997 and is secured by substantially all of the Company's current assets. Maximum borrowings under the credit line cannot exceed 70% of eligible accounts receivable and 40% of eligible inventory from certain of the Company's distribution operations. Interest is payable monthly at the bank's prime rate (8.25% at December 31, 1996) plus 1.5%. At December 31, 1996, the Company had $1.2 million outstanding under this line.

      In addition to the $7.5 million bank line of credit, the Company's Chemfree subsidiary has a working capital bank line of credit of approximately $37,000. Interest is payable monthly at the bank's prime rate (6.75% at December 31, 1996) plus 2.0%. At December 31, 1996, there were no borrowings outstanding under this line.

      Under the terms of the credit agreements, the Company is required to maintain certain financial ratios and other financial conditions. At December 31, 1996, the Company was in compliance with, or had obtained waivers for, all covenants related to these credit agreements.

(8)  NOTES PAYABLE

         Notes payable consist of the following:

                                                                                            DECEMBER 31,
                                                                                   -----------------------------
                                                                                      1996               1995
                                                                                   ----------         ----------
    Mortgages payable at interest rates ranging from prime plus 1.5% to
       8.85%, secured, payable in monthly installments through January, 2001       $  595,160         $  443,899
    Various notes payable at interest rates ranging from 7.4% to 12.9%, secured by equipment and vehicles, payable in monthly installments
       with various maturity dates through July, 2001                                 411,122            506,335
    Note payable at an interest rate of prime plus 1.5%, secured by substantially all of the Company's current assets with the outstanding balance reducing the amount available under the
       $7.5 million bank line of credit, payable in monthly installments
       through  July, 2000                                                            206,042                 --
    Notes payable at an interest rate of 10%, unsecured, payable
       upon demand                                                                     39,917             40,139
    Notes payable to former shareholders of Sierra Ag and Farchan, interest ranging from 8% to 9%, payable semi-monthly or in annual
       installments with maturity dates through 2000 (The former
       shareholders of Sierra Ag and Farchan are currently employed by those
       subsidiaries.)                                                                 214,133            289,752
                                                                                   ----------         ----------
                                                                                    1,466,374          1,280,125
    Less current maturities                                                           312,821            401,005
                                                                                   ----------         ----------
    Notes payable, excluding current maturities                                    $1,153,553         $  879,120
                                                                                   ==========         ==========

      The aggregate maturities of notes payable for the five years ending after December 31, 1996 are as follows: 1997-$312,821; 1998-$260,959; 1999-$239,112;
2000-$339,151; and 2001-$314,331.

(9) SHAREHOLDERS' EQUITY

(a) Common Stock

      In October 1995, the Company completed a secondary public offering of its common stock. This offering resulted in net proceeds to the Company of approximately $3.1 million upon the sale of 1,100,000 shares of common stock.

      In October 1996, the Company completed a follow-on public offering of its common stock. This offering resulted in net proceeds to the Company of approximately $4.6 million upon the sale of 1,755,563 shares of common stock.

(b) Stock Option Plans

      Under the Company's 1992 Stock Incentive Plan (the "1992 Plan"), options may be granted to employees and certain other individuals to purchase a maximum of 339,267 shares of common stock. Both incentive and nonqualified stock options may be granted under the 1992 Plan. Options granted pursuant to the 1992 Plan become exercisable in various increments determined at the time of grant and generally expire ten years from the date of grant.

      Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), options may be granted to employees and certain other individuals to purchase a maximum of 370,000 shares of common stock. Both incentive and nonqualified stock options may be granted under the 1993 Plan. Options granted pursuant to the 1993 Plan become exercisable in various increments determined at the time of grant and generally expire ten years from the date of grant. In 1996, the number of shares reserved for future issuance under the 1993 Plan was increased by 100,000.

      Under the Company's 1993 Stock Option Plan for Nonemployee Directors (the "1993 Director Plan"), options are automatically granted to certain nonemployee directors immediately following the Company's annual shareholders' meetings. Annually, each eligible nonemployee director receives an option to purchase 2,000 shares of the Company's common stock under the 1993 Director Plan. Options granted under the 1993 Director Plan are exercisable upon grant and expire ten years from date of grant. The annual number of shares of common stock for which options may be granted under the 1993 Director Plan is limited to 24,000.

      In February 1997, the Company's Board of Directors approved the adoption of the Company's 1997 Stock Incentive Plan (the "1997 Plan"), subject to shareholder approval. Under the 1997 Plan, options may be granted to employees and certain other individuals to purchase a maximum of 300,000 shares of common stock. Both incentive and nonqualified stock options may be granted under the 1997 Plan. Options granted pursuant to the 1997 Plan become exercisable in various increments determined at the time of grant and generally expire ten years from the date of grant.

      At December 31, 1996, the Company has reserved an aggregate of 685,156 of its common stock for future issuance upon exercise of stock options pursuant to the 1992 Plan, the 1993 Plan and the 1993 Director Plan. Options under the Company's four plans specified above are generally granted at no less than the market value of the Company's common stock at the date of grant.

         Stock options outstanding and transactions involving the Company's stock option plans are summarized as follows:

                                                                      AGGREGATE        EXERCISE
                                                                      EXERCISE         PRICE PER
                                                      NUMBER            PRICE            SHARE
                                                     -------       ------------     --------------
         Balance at December 31, 1993                339,267       $    636,717     $   0.25-10.00
           Options granted                           191,182            675,572         2.75- 5.25
           Options canceled                          (96,520)          (417,848)        1.75-10.00
           Options exercised                          (4,200)            (2,850)        0.50- 1.75
                                                     -------       ------------     --------------

         Balance at December 31, 1994                429,729       $    891,591     $  0.25-  5.25
           Options granted                           140,749            406,591        2.63-  3.00
           Options canceled                           (7,900)           (22,550)       2.25-  3.25
           Options exercised                         (34,213)           (58,639)       0.25-  2.25
                                                     -------       ------------     --------------

         Balance at December 31, 1995                528,365        $ 1,216,993     $  0.25-  5.25
           Options granted                           181,566            589,599        2.25-  4.25
           Options canceled                          (92,200)          (288,702)       1.75-  5.25
           Options exercised                         (85,698)          (153,543)       0.25-  3.25
                                                     -------       ------------     --------------

         Balance at December 31, 1996                532,033        $ 1,364,347     $  0.25-  4.63
                                                     =======        ===========     ===============

         At December 31, 1996, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.25 - $4.63 and 7.82 years, respectively. At December 31, 1996 and 1995, the number of options exercisable was 280,712 and 333,062, respectively, and the weighted average exercise price of those options was $2.06 and $1.97, respectively.

         The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                    YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                   1996                1995
                                               -------------      -------------
Net loss - as reported                         $  (2,482,887)     $  (1,286,479)
Net loss - pro forma                              (2,577,593)        (1,324,853)
Net loss per share - as reported               $       (0.31)     $       (0.19)
Net loss per share - pro forma                         (0.32)             (0.20)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

           Expected dividend yield                           0.00%
           Expected stock price volatility                  92.15%
           Risk-free interest rate                           5.57%
           Expected life of options                          7 years

      The weighted average fair value of options granted during 1996 is $3.25 per share.

(c) Stock Warrants

      In 1988, the Company issued warrants for $250,000 to purchase 28,571 shares of its preferred stock. The warrants carry a mandatory repurchase element which converts to term debt if the Company is unable to meet the repurchase schedule. The repurchase price of the warrants exceeded the initial issuance price, therefore, the difference has been accreted to additional paid-in capital over the term of the warrants. As of December 31, 1996, the Company has repurchased 25,571 of these warrants. The remaining 3,000 warrants, which were converted into warrants to purchase common stock in conjunction with the Company's IPO in February 1994, carry an exercise price of $6.50 per share and are required to be repurchased by the Company in April 1999 for $19,500.

      The Company has also issued warrants to purchase 48,000 shares of its preferred stock, which were converted into warrants to purchase 48,000 shares of the Company's common stock upon the closing of the Company's February 1994 IPO. The exercise price of these warrants is $6.25 per share. Warrants to purchase 19,200 shares of the Company's common stock expired unexercised on February 1, 1995. Of the remaining warrants to purchase 28,800 shares of the Company's common stock, 16,000 expire October 20, 1999 and 12,800 expire February 1, 2000. All such remaining warrants were exercisable as of December 31, 1996.

      In addition, the Company issued warrants to purchase 6,000 shares of its Series E preferred stock, which were converted into warrants to purchase 7,692 shares of the Company's common stock upon the closing of the Company's February 1994 IPO. These warrants carry an exercise price of $9.75 per share and expire February 1, 1997. As of December 31, 1996, no such warrants had been exercised and all were exercisable.

      In December 1993, the Company issued warrants to purchase 50,001 shares of its common stock at an exercise price of $6.00 per share. These warrants were issued in conjunction with a $3 million loan commitment provided by certain of the Company's shareholders. The loan commitment expired unused upon the closing of the Company's IPO in February 1994. The warrants, all of which were outstanding and none of which had been exercised as of December 31, 1996, expire December 20, 1998.

      In October 1996, the Company issued warrants to purchase 175,556 shares of common stock to an investment banking firm in connection with underwriting services rendered to the Company with respect to its follow-on public offering in October 1996. These warrants carry an exercise price of $3.60 per share and expire October 23, 2001. These warrants become exercisable on October 23, 1997.

(d) Employee Stock Purchase Plan

      During 1995, the Company established an employee stock purchase plan (the "Plan") whereby eligible employees are able to purchase shares of the Company's common stock at prices no less than 85% of the fair market value of the Company's common stock determined at certain specified dates. At December 31, 1996, the Company has reserved 150,000 shares of its common stock for issuance under the Plan. During 1996, 20,405 shares were purchased pursuant to the Plan. During 1995, there were no shares purchased under this plan.

(10)  INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 were as follows:

                                                            DECEMBER 31,
                                                     --------------------------
                                                         1996         1995
                                                     -----------   ------------
   Deferred tax assets:
     Inventories                                     $   707,000   $    700,000
     Allowance for doubtful accounts                     206,000        171,000
     Tax credit carryforwards                            283,000        224,500
     Net operating loss carryforwards                  8,459,000      7,556,000
     Valuation allowance                              (9,256,000)    (8,209,500)
     Other                                               106,000        109,000
                                                     -----------   ------------
            Total deferred tax assets                    505,000        551,000
                                                     -----------   ------------
   Deferred tax liabilities:
     Tax basis depreciation and amortization             505,000        551,000
                                                     -----------   ------------
            Total deferred tax liabilities               505,000        551,000
                                                     -----------   ------------
            Net deferred tax assets                  $       --    $        --
                                                     ===========   ============

      The valuation allowance for deferred tax assets as of January 1, 1995 was $8,903,000. The net change in total valuation allowance for the years ended December 31, 1996 and 1995 was an increase (decrease) of $1,046,500 and $(693,500), respectively.

         The Company has available at December 31, 1996 unused investment credits, research and development tax credits, and operating loss carryforwards, which may reduce taxable income in future periods and expire as follows:

                                           STATE                             FEDERAL
                                       ------------       ----------------------------------------------
                                                                            RESEARCH
                                         OPERATING                             AND          OPERATING
 YEAR OF                                   LOSS           INVESTMENT       DEVELOPMENT        LOSS
EXPIRATION                             CARRYFORWARDS        CREDITS          CREDITS      CARRYFORWARDS
----------                             -------------      ----------       ------------   --------------
  1997-1998                               $  2,545,000    $       --       $       --       $    200,000
  1999                                       1,035,000           600           18,000          1,540,000
  2000                                         180,000        14,000           50,000          1,696,000
  2001                                         390,000         3,600           31,000            971,000
  2002                                              --            --               --            789,000
  2003                                         394,000            --               --          1,076,000
  2004                                       1,028,000            --               --          1,240,000
  2005                                         603,000            --           39,000            484,000
  2006                                         417,000            --           16,000          1,614,000
  2007                                         784,000            --           39,000          2,776,000
  2008                                       1,219,000            --               --          4,074,000
  2009                                       1,133,000            --           43,000          3,471,000
  2010                                         200,000            --           10,000            710,000
  2011                                         409,000            --           37,000          1,430,000
                                        --------------    ----------        ---------       ------------
                                          $ 10,337,000    $   18,200        $ 283,000       $ 22,071,000
                                        ==============    ==========        =========       ============

      A provision of the Tax Reform Act of 1986 required the utilization of net operating losses and credits be limited when there is a change of more than 50% in ownership of the Company. Such a change occurred with the sales of stock in 1988, 1989, 1992 and 1996. Accordingly, the utilization of the net operating loss carryforwards generated from periods prior to March 25, 1988, the period March 26, 1988 to November 14, 1989, the period November 15, 1989 to July 15, 1992 and the period July 16, 1992 to October 29, 1996 is limited; the amounts subject to the limitation are approximately $4,600,000, $1,500,000, $5,000,000 and $10,700,000, respectively.

(11)  EMPLOYEE SAVINGS PLAN

      The Company sponsors a defined contribution plan (the "Plan") covering all full-time domestic employees. Employees may contribute up to 15% of their compensation to the Plan. Through December 31, 1994, the Company matched 50% of employee contributions up to a maximum of 3% of the employee's total compensation to the Plan for the year. Company matching contributions vest over six years. The Company may also make discretionary contributions to the Plan for the benefit of all eligible employees. Contributions charged to expense was $83,793 for the year ended December 31, 1994. Effective January 1, 1995, the Company discontinued its 50% matching of employee contributions.

(12)  LEASES

      The Company leases certain assets under various capital leasing arrangements. Included in property, plant and equipment in the accompanying consolidated balance sheets are $128,810 and $136,749 of assets under capital lease at December 31, 1996 and 1995, respectively, net of related accumulated amortization of $67,910 and $72,295, respectively.

         Capital lease obligations are summarized as follows:

                                                                                DECEMBER 31,
                                                                           ----------------------
                                                                               1996       1995
                                                                           ---------     --------
        Lease of certain manufacturing equipment with lease period
           expiring in August 1998, at interest of 15.0%                   $  49,650     $ 77,337
        Lease of certain office and computer equipment with lease
           period expiring in March 1997, at interest of 13.7%.                2,235       17,968
                                                                           ---------     --------
        Total obligations under capital lease                                 51,885       95,305
           Less current portion                                               34,369       43,420
                                                                           ---------     --------
        Obligations under capital lease, less current portion              $  17,516     $ 51,885
                                                                           =========     ========

      During February 1994, the Company sold and leased back the Company's headquarters building. The selling price was $1,250,000 and the lease term for the lease-back is ten years. The sale/lease-back transaction resulted in a deferred gain of approximately $396,000, which is being amortized as an offset to operating expenses over the term of the lease on a straight-line basis. The lease includes annual payments of approximately $140,000 for the initial three years of the lease, with three percent increases in years four, seven, and ten of the lease. In conjunction with the sale of the building, the Company retired debt of approximately $483,000 formerly secured by the building. The Company also leases certain office and operating facilities, and certain other equipment under operating leases with remaining terms ranging from one to five years. Rental expense for all operating leases, net of the deferred gain amortization related to the sale/lease-back transaction discussed above, amounted to $288,685, $296,369 and $250,153 for the years ended December 31, 1996, 1995 and
1994, respectively.

      Minimum lease payments under leases expiring subsequent to December 31, 1996 with original terms of one year or more are as follows:

 YEAR ENDING DECEMBER 31,                                           CAPITAL LEASES     OPERATING LEASES
 ------------------------                                           --------------     ----------------
           1997                                                        $   40,722       $   241,362
           1998                                                            18,715           227,275
           1999                                                                --           223,069
           2000                                                                --           175,859
           2001                                                                --           172,860
           Thereafter                                                          --           314,457
                                                                       ----------       -----------
              Total minimum lease payments                                 59,437       $ 1,354,882
                                                                                        ===========
           Less amount representing interest                               (7,552)
                                                                       ----------
              Present value of net minimum lease payments              $   51,885
                                                                       ==========

(13)  COMMITMENTS

      In November 1993, the Company entered into a License Agreement ("the Agreement") with Bend Research, Inc. (Bend Research) whereby the Company will fund certain research performed by Bend Research and will obtain exclusive licenses to sell products utilizing the technology developed through the research provided under the Agreement. Under the terms of the Agreement, the Company is to fund a minimum of $600,000 of research annually through the term of the Agreement, which is twenty years. The Agreement can be terminated upon 60 days prior notice by the Company. Bend Research invoiced the Company $246,804, $375,565 and $542,578 for research and development work performed during the years ended December 31, 1996, 1995 and 1994, respectively. For certain products sold by the Company utilizing technology provided under the Agreement, the Company is required to pay royalties to Bend Research based upon a percentage of product margins attributable to the provided technology as defined in the Agreement. During January 1995, royalties for the term of the Agreement related to certain products incorporating technology provided by Bend Research were prepaid by the Company. Such prepaid royalties totaled $121,000 and are being amortized as the related products are sold by the Company. In addition, Bend Research and the Company agreed to reduce the annual commitment described above from $600,000 to $350,000 in 1995 and from $600,000 to $191,500 in 1996. During
1997, the annual commitment was reduced to $125,000. For years subsequent to 1997, the $600,000 annual commitment will again be in effect.

         The Company was incorporated by Bend Research in 1984. Bend Research owns less than 5% of the Company's common stock as of December 31, 1996. Walter
C. Babcock, the President, Chief Executive Officer, and Chairman of the Board of Bend Research, is also a director of the Company and serves on the Company's Scientific Advisory Board. Dr. Babcock is also a shareholder of Bend Research and the Company. Volker G. Oakey, the President, Chief Executive Officer, and Chairman of the Board of the Company is also a director of Bend Research and is a shareholder of the Company.

      In April 1996, the Company entered into a five-year purchase agreement with a supplier in exchange for exclusive selling rights to this product in the United States, Canada and Mexico. The agreement requires the Company to purchase approximately $200,000 per year of this product for five years. The agreement automatically renews every three years thereafter for an additional three-year term.

      During October 1994, the Company entered into a license agreement to make, use, and sell certain consumer products. Pursuant to this license agreement, the Company is required to pay the licensor guaranteed minimum royalties of $25,000 per year through September 1999.

      During 1993, the Company entered into a non-compete agreement with a previous shareholder of a business acquired by the Company. Pursuant to this non-compete agreement, the Company is required to make quarterly payments of $5,000 through January 2000.

(14) CONTINGENCIES

      In October 1996, a building owned by the Company's Farchan subsidiary was destroyed by fire. As a result of the fire, the Company was directed by the U.S. Environmental Protection Agency (the "E.P.A.") to perform tests at the site for potential soil and groundwater contamination resulting from the fire. Based on the results of the initial testing, the Company believes that the EPA will lift all restrictions on the Farchan site in the near term. The Company estimates that all possible losses, including property damage, environmental remediation and business interruption will be adequately covered by the Company's insurance policies.

(15)  NON-CASH INVESTING AND FINANCING ACTIVITIES

      The following is a summary of non-cash investing and financing activities for the three years ended December 31, 1996, 1995 and 1994:

   December 31, 1996:

      During the year ended December 31, 1996, the Company acquired a building for $396,055 and acquired vehicles for $182,045 through the issuance of notes payable. Also, during 1996, the Company converted $499,959 of trade accounts receivable to notes receivable.

   December 31, 1995:

      Effective February 1, 1995, the Company acquired all of the outstanding capital stock of Farchan as follows:

        Fair value of assets acquired                                                          $  1,135,684
        Issuance of 171,671 shares of the Company's common stock                                    354,071
        Issuance of notes payable in conjunction with non-compete agreement                         160,816
        Cash paid                                                                                    74,136
                                                                                               ------------
           Liabilities  assumed                                                                $    546,661
                                                                                               ============

      During the year ended December 31, 1995, the Company also acquired
        $103,088 of equipment through the issuance of notes payable.

   December 31, 1994:

      In February 1994, 3,606,700 shares of the Company's convertible preferred stock were converted into 3,636,485 shares of the Company's common stock upon the closing of the Company's initial public offering.

      Effective April 1, 1994, the Company acquired all of the outstanding capital stock of Chemfree as follows:

      Fair value of assets acquired                                         $  1,664,112
      Issuance of 85,827 shares of the Company's common stock                    461,320
      Cash paid                                                                  534,662
                                                                            ------------
         Liabilities assumed                                                $    668,130
                                                                            ============

      Effective May 1, 1994, the Company acquired all of the outstanding capital stock of Sierra Ag as follows:

      Fair value of assets acquired                                         $  2,112,519
      Issuance of notes payable                                                  200,000
      Issuance of guaranteed stock options                                       150,000
      Cash paid                                                                  558,441
                                                                            ------------
         Liabilities assumed                                                $  1,204,078
                                                                            ============

      During 1994, the Company acquired certain equipment totaling $162,641 through capital leasing arrangements and the issuance of certain notes payable.

(16)  BUSINESS SEGMENT INFORMATION

      The Company's operations have been classified into three business segments: domestic proprietary products, foreign proprietary products and distribution operations. Proprietary products include products manufactured by the Company, and distribution operations include the distribution and sale of agrichemicals and other agricultural products by the Company's distribution subsidiaries. Proprietary products manufactured by the Company which are sold through the Company's wholly-owned distribution subsidiaries are included in proprietary products in the following table. Summarized financial information by business segment for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                PROPRIETARY PRODUCTS
                                                          -------------------------------        DISTRIBUTION
                                                            DOMESTIC             FOREIGN         OPERATIONS (1)         TOTAL
                                                          ------------       ------------        ------------       ------------
December 31, 1996:
  Revenues                                                $  8,431,056       $  1,987,476        $ 22,810,697       $ 33,229,229
  Cost of revenues                                           5,278,965          1,406,346          18,556,675         25,241,986
  Operating income (loss)                                   (2,654,365)          (839,605)            975,997         (2,517,973)
  Transfers                                                  1,414,402            231,003               3,925          1,649,330
  Total assets                                              11,764,452          3,374,907           8,271,862         23,411,221
  Depreciation and amortization                                610,226             89,612             372,087          1,071,925
  Capital expenditures                                       1,245,375             91,024             304,616          1,641,015

December 31, 1995:
  Revenues                                                $  7,611,108        $ 1,774,004        $ 21,458,622       $ 30,843,734
  Cost of revenues                                           4,467,421          1,011,406          17,615,237         23,094,064
  Operating income (loss)                                   (1,866,238)           (29,204)            589,306         (1,306,136)
  Transfers                                                  1,093,833             99,644               3,957          1,197,434
  Total assets                                              10,395,536          2,486,026           8,677,012         21,558,574
  Depreciation and amortization                                414,909             82,282             384,593            881,784
  Capital expenditures                                         398,247             34,864             147,382            580,493

                                                                PROPRIETARY PRODUCTS
                                                          -------------------------------        DISTRIBUTION
                                                            DOMESTIC             FOREIGN         OPERATIONS (1)         TOTAL
                                                          ------------       ------------        ------------       ------------
December 31, 1994:
  Revenues                                                $  4,868,794         $  868,989        $ 19,381,844       $ 25,119,627
  Cost of revenues                                           3,045,169            497,546          16,273,273         19,815,988
  Operating loss                                            (5,127,472)          (155,316)           (549,031)        (5,831,819)
  Transfers                                                    887,065              1,558               2,273            890,896
  Total assets                                               9,129,992          2,276,237           8,246,402         19,652,631
  Depreciation and amortization                                392,920             61,551             361,349            815,820
  Capital expenditures                                         576,854             14,523             290,766            882,143

(1) The distribution operations business segment consists only of domestic distribution operations.

      During the years ended December 31, 1996, 1995 and 1994, export sales of the Company's proprietary products and sales of proprietary products occurring outside of the United States totaled $2,522,164, $2,217,266 and $1,327,744, respectively.

(17) VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                BALANCE AT        CHARGED TO                                          BALANCE AT
                                                 BEGINNING         COSTS AND                                              END
                                                 OF PERIOD         EXPENSES        DEDUCTIONS           OTHER          OF PERIOD
                                                 ---------         --------        ----------           -----          ---------
         Year ended December 31, 1996:
            Allowance for doubtful accounts      $ 834,128           40,171            16,524 (1)          --            857,775
            Inventory valuation reserve            261,883          383,307           151,211 (2)          --            493,979
            Product warranty reserve                58,292           52,329           102,787 (4)          --              7,834

         Year ended December 31, 1995:
            Allowance for doubtful accounts      $ 681,198          164,544            11,614 (1)          --            834,128
            Inventory valuation reserve            227,239          148,042           113,398 (2)          --            261,883
            Product warranty reserve                82,179           83,494           107,381 (4)          --             58,292

         Year ended December 31, 1994:
            Allowance for doubtful accounts      $ 630,439          142,791           101,359 (1)        9,327(3)        681,198
            Inventory valuation reserve             36,610          296,330           105,701 (2)          --            227,239
            Product warranty reserve                44,397           73,286            35,504 (4)          --             82,179

(1)   Deductions primarily represent accounts written off during the period.

(2)   Deductions primarily represent inventory scrapped during the period.

(3) Represents reserves of companies acquired during the period as of the respective dates of acquisition.

(4) Deductions primarily represent warranty credits given to customers for products returned under warranty.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item regarding Directors is included in the section of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 1997 (the "1997 Proxy Statement") captioned "Election of Directors" and is incorporated herein by reference.

      The information required by this item regarding Executive Officers is included in the section of the Company's 1997 Proxy Statement captioned "Management" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is included in the section of the Company's 1997 Proxy Statement captioned "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is included in the section of the Company's 1997 Proxy Statement captioned "Stock Owned by Management and Principal Shareholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is included in the section of the Company's 1997 Proxy Statement captioned "Certain Transactions and Relationships" and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The financial statements of Consep, Inc. as set forth under Item 8 are filed as part of this report.

      Supplemental Schedule II - Valuation and Qualifying Accounts is included in the Notes to the Consolidated Financial Statements as Note 17 on page 39. Financial statement schedules other than those listed above have been omitted since the information called for is not present in amounts sufficient to require submission of the schedules.

      The independent auditors' report with respect to the above-listed financial statements and financial statement schedule appears on page 22 of this report.

(B) REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

  (C)  EXHIBITS

    NUMBER                            DESCRIPTION
    ------                            -----------

      2.1   Share Purchase Agreement Respecting Chemfree Environment Inc.
            (Incorporated by reference to the Company's Quarterly Report on Form
            10-Q for the quarter ended June 30, 1994, filed on August 12, 1994)

      2.2   Agreement for Purchase and Sale of Stock of Richard Hunt, Inc.
            d.b.a. Sierra Ag Chemical (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1994, filed on August 12, 1994)

      2.3   Agreement and Plan of Merger with Farchan Laboratories, Inc.**

      3.1   Third Restated Articles of Incorporation of Consep, Inc.***

      3.2   Amended provisions of Article II of Third Restated Articles of
            Incorporation of Consep, Inc.****

      3.3   Second Restated Bylaws of Consep, Inc.***

      4.0   Form of Stock Certificate***

      10.1 Form of Indemnity Agreement between Consep, Inc. and each of its executive officers and directors***

      10.2  1992 Stock Incentive Plan***

      10.3 1993 Stock Incentive Plan, as amended (Incorporated by reference to the Company's Registration Statement on Form S-8 dated August 8,
            1996, File No. 333-09759)

      10.4  1993 Stock Option Plan for Nonemployee Directors***

      10.5  Registration Rights Agreement, as amended***

    NUMBER                            DESCRIPTION
    ------                            -----------
      10.6  License Agreement with Bend Research, Inc.***

      10.7  Commercial Lease for Bend, Oregon facility****

      10.8  Loan and Security Agreement with Silicon Valley Bank, as amended***

      10.9  Fourth Amendment to Registration Rights Agreement***

      10.10 Fifth Amendment to Registration Rights Agreement****

      10.11 Master Equipment Lease Agreement with Financing for Science
            International, Inc., including Rental Schedule No. 1 and Schedules A and B thereto (Incorporated by reference to the Company's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1994, filed on November 14, 1994)

      10.12 Amendment to License Agreement with Bend Research, Inc.**

      10.13 Amendment No. 2 to License Agreement with Bend Research, Inc., including Paid-Up License Schedule 1 thereto**

      10.14 Loan Modification Agreement with Silicon Valley Bank**

      10.15 Schedule to Loan and Security Agreement with Silicon Valley Bank**

      10.16 Loan Modification Agreement with Silicon Valley Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed on August 14, 1995)

      10.17 Schedule to Loan Modification Agreement with Silicon Valley Bank
            (Incorporated by reference to the Company's Quarterly Report on Form
            10-Q for the quarter ended June 30, 1995, filed on August 14, 1995)

      10.18 Sixth Amendment to Registration Rights Agreement (Incorporated by Reference to the Company's Registration Statement on Form S-1
            dated September 12, 1995, File No. 33-96002)

      10.19 1995 Employee Stock Purchase Plan (Incorporated by reference to the
            Company's Registration Statement on Form S-8 dated July 28, 1995,
            File No. 33-95130)

      10.20 Amendment No. 3 to License Agreement with Bend Research, Inc.*

      10.21 Seventh Amendment to Registration Rights Agreement*

      10.22 Loan Modification Agreement with Silicon Valley Bank*

      10.23 Amended and Restated Schedule to Loan Modification Agreement with
            Silicon Valley Bank*

      10.24 Eighth Amendment to Registration Rights Agreement*

      10.25 Amendment No. 4 to License Agreement with Bend Research, Inc.

      21.0 List of Subsidiaries of Consep, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1 dated September 12,
            1995, File No. 33-96002)

      23.0  Consent of KPMG Peat Marwick LLP

      24.0  Power of Attorney (included in signature page)

      27.0  Financial Data Schedule

     ---------------------

      * Incorporated by reference to the Company's Registration Statement on Form S-1 dated October 23, 1996, File No. 33-11827

      ** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 30, 1995

      *** Incorporated by reference to the Company's Registration Statement on Form S-1 dated February 3, 1994, File No. 33-71846

      **** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, filed on March 30, 1994

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CONSEP, INC.

         March 26, 1997                   By: /s/  LARRY KATZ
                                              --------------------------------
                                              Larry Katz
                                              Vice President, Finance
                                              Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry Katz and Volker G. Oakey, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURES                              TITLE                                                                  DATE
 /s/ VOLKER G. OAKEY                    President, Chief Executive Officer and Chairman                        March 26, 1997
------------------------------------    of the Board of Directors (Principal Executive Officer)
     Volker G. Oakey


 /s/ LARRY KATZ                         Vice President, Finance and Chief Financial Officer                    March 26, 1997
------------------------------------    (Principal Financial and Accounting Officer)
     Larry Katz


/s/ WALTER C. BABCOCK                   Director                                                               March 26, 1997
------------------------------------
    Walter C. Babcock


 /s/ PETER H. GLEASON                   Director                                                               March 26, 1997
------------------------------------
     Peter H. Gleason


/s/ PHILIP E. BARAK                     Director                                                               March 26, 1997
------------------------------------
    Philip E. Barak