Form 10-Q
period 1997-03-31
CONSEP INC
filed 1997-05-13
CIK 914978

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                      For the Quarter Ended March 31, 1997

                        Commission file number:  0-23156

                                  CONSEP, INC.
             (Exact name of registrant as specified in its charter)





                   Oregon                              93-0874480
       -------------------------------              ------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)

           213 S.W. Columbia Street, Bend, OR            97702
          ----------------------------------------     ----------
          (Address of principal executive offices)     (Zip Code)

      Registrant's telephone number, including area code:  (541) 388-3688





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              [X] Yes    [  ] No

               Number of shares of common stock outstanding as of
                                  May 1, 1997:
                   9,447,478 shares, $.01 par value per share
                   ------------------------------------------

                                  CONSEP, INC.

                                     INDEX

                                                                                          PAGE NO.
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                          Consolidated Balance Sheets as of
                          March 31, 1997 and December 31, 1996                                3

                          Consolidated Statements of Operations for the
                          three months ended March 31, 1997 and 1996                          4

                          Consolidated Statements of Cash Flows for the
                          three months ended March 31, 1997 and 1996                          5

                          Notes to Consolidated Financial Statements                          6

Item 2.                   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                       8


PART II.         OTHER INFORMATION

Item 2.          Changes in Securities                                                        14

Item 6.          Exhibits and Reports on Form 8-K                                             14

Signatures                                                                                    15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CONSEP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                          March 31,     December 31,
                                                            1997            1996
                                                        ------------   ------------
                                                                (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                            $  1,940,974   $  2,443,508
   Short-term investments                                    102,667        103,167
   Accounts receivable, net                                8,416,702      3,601,912
   Other receivables                                         546,664        296,358
   Inventories, net (note 2)                               9,745,539      7,993,706
   Prepaid expenses                                          702,340        966,102
                                                        ------------   ------------
          Total current assets                            21,454,886     15,404,753

Property, plant and equipment, net                         4,164,117      4,020,456
Intangible assets, net                                     1,487,126      1,545,246
Goodwill, net                                              2,141,145      2,181,901
Notes receivable and other assets                            259,202        258,865
                                                        ------------   ------------

          Total assets                                  $ 29,506,476   $ 23,411,221
                                                        ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank lines                                              3,625,000      1,170,000
   Accounts payable                                        5,357,415      2,526,325
   Current portion of notes and leases payable               369,312        347,190
   Accrued liabilities                                       913,860        646,135
   Customer deposits                                         184,395        282,581
                                                        ------------   ------------

          Total current liabilities                       10,449,982      4,972,231

Notes and leases payable, excluding current maturities     1,172,501      1,171,069
Mandatory stock warrant obligation                            19,500         19,500
Deferred gain on sale of property                            228,183        238,075
                                                        ------------   ------------

          Total liabilities                               11,870,166      6,400,875

Shareholders' equity:
   Common stock                                               94,475         94,312
   Additional paid-in capital                             44,288,023     44,256,367
   Foreign currency translation adjustment                     6,622         15,267
   Accumulated deficit                                   (26,752,810)   (27,355,600)
                                                        ------------   ------------

          Total shareholders' equity                      17,636,310     17,010,346
                                                        ------------   ------------

          Total liabilities and shareholders' equity    $ 29,506,476   $ 23,411,221
                                                        ============   ============






See accompanying notes to consolidated financial statements

                         CONSEP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months Ended
                                                  -----------------------------
                                                    March 31,         March 31,
                                                      1997             1996
                                                  ------------     ------------
                                                           (unaudited)
REVENUES
   Proprietary products                           $  4,787,837     $  3,575,225
   Distribution products                             6,037,804        5,634,390
                                                  ------------     ------------

          Total revenues                            10,825,641        9,209,615
                                                  ------------     ------------

COST OF REVENUES
   Proprietary products                              2,901,431        2,071,015
   Distribution products                             4,793,089        4,380,831
                                                  ------------     ------------

          Total cost of revenues                     7,694,520        6,451,846
                                                  ------------     ------------

          Gross margin                               3,131,121        2,757,769
                                                  ------------     ------------

OPERATING EXPENSES (note 3)
   Research and development                            309,557          278,502
   Selling, general and administrative               1,341,263        1,314,566
   Distribution                                        916,594          797,765
                                                  ------------     ------------

          Total operating expenses                   2,567,414        2,390,833
                                                  ------------     ------------

          Operating income                             563,707          366,936
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
   Interest income                                      24,594           42,999
   Interest expense                                    (43,671)         (58,320)
   Other, net                                           58,160            2,883
                                                  ------------     ------------

          Net other income (expense)                    39,083          (12,438)
                                                  ------------     ------------

          Net income                              $    602,790     $    354,498
                                                  ============     ============

Net income per common and common
   equivalent share (note 4)                      $       0.06     $       0.05
                                                  ============     ============

Weighted average number of common
   and common equivalent shares
   outstanding (note 4)                              9,552,194        7,772,710
                                                  ============     ============





See accompanying notes to consolidated financial statements

                         CONSEP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                      -------------------------
                                                                       March 31,      March 31,
                                                                          1997         1996
                                                                      -----------   -----------
                                                                              (unaudited)
OPERATING ACTIVITIES
   Net income                                                         $   602,790   $   354,498
   Adjustments to reconcile net income to
      net cash used in operating activities:
         Depreciation and amortization                                    279,682       244,731
         Provision for bad debts                                           56,518       (42,967)
         Inventory reserve                                                 27,001        18,309
         Loss (gain) on disposal of equipment                                (911)        3,155
         Other non-cash items                                               8,749        (6,274)
         Changes in assets and liabilities, net of amounts acquired:
            Short-term investments                                            500        33,144
            Accounts receivable                                        (4,898,428)   (3,917,598)
            Other receivables                                            (250,307)      (29,238)
            Inventories                                                (1,786,542)     (876,417)
            Prepaid expenses                                              260,842        35,502
            Accounts payable                                            2,844,611     1,945,721
            Accrued liabilities                                           267,661       398,283
            Other assets                                                    2,000        (6,000)
            Customer deposits                                             (98,180)     (277,398)
                                                                      -----------   -----------

               Net cash used in operating activities                   (2,684,014)   (2,122,549)
                                                                      -----------   -----------

INVESTING ACTIVITIES
   Acquisition of intangible assets                                       (11,805)     (144,334)
   Acquisition of property, plant and equipment                          (237,937)     (225,850)
   Proceeds from sale of property, plant and equipment                          0         1,000
   Issuance of notes receivable, net of payments received                  20,233       137,400
                                                                      -----------   -----------
               Net cash used in investing activities                     (229,509)     (231,784)
                                                                      -----------   -----------

FINANCING ACTIVITIES
   Increase in bank lines                                               2,455,340     1,699,589
   Principal payments on notes payable                                    (76,383)      (72,592)
   Net proceeds from issuance of common stock                              31,819        27,880
                                                                      -----------   -----------

               Net cash provided by financing activities                2,410,776     1,654,877
                                                                      -----------   -----------

               Effect of exchange rate changes on cash
                        and cash equivalents                                  213           (52)
                                                                      -----------   -----------

               Net decrease in cash and cash equivalents                 (502,534)     (699,508)

Cash and cash equivalents at beginning of period                        2,443,508     2,069,595
                                                                      -----------   -----------

Cash and cash equivalents at end of period                            $ 1,940,974   $ 1,370,087
                                                                      ===========   ===========



See accompanying notes to consolidated financial statements





                                        5
w

                                  CONSEP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996, as included in the Company's 1996 Annual Report to Shareholders.


NOTE 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

                                                     March 31,      December 31,
                                                       1997             1996
                                                   -----------       -----------
Raw materials                                      $ 2,811,181       $ 2,196,006
Work in process                                         47,939            44,963
Finished goods - proprietary                         4,109,175         3,528,880
Finished goods - distribution                        3,261,673         2,717,836
                                                   -----------       -----------
                                                    10,229,968         8,487,685
Less reserve for obsolescence                          484,429           493,979
                                                   -----------       -----------

                                                   $ 9,745,539       $ 7,993,706
                                                   ===========       ===========


NOTE 3 - OPERATING EXPENSES

Research and development and selling, general and administrative expenses are allocated to the Company's proprietary product operations. Distribution expenses consist entirely of selling, general and administrative costs of the Company's distribution operations.


NOTE 4 - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

For the three months ended March 31, 1997 and 1996, net income per common and common equivalent share is based upon the weighted average number of common shares outstanding during each period plus, to the extent dilutive, the effect of common shares contingently issuable from the exercise of stock options.

NOTE 5 - SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURES

Cash paid for interest and income taxes was as follows:

                           Three Months Ended                            Income
                                March 31,          Interest               Taxes
                                  ----             --------              -------
                                  1997              $47,024              $ 5,700
                                  1996              $43,819              $ 5,399

Following is a summary of non-cash investing and financing activities of the Company for the three months ended March 31, 1997 and 1996:

         During the three months ended March 31, 1997, the Company acquired equipment and vehicles for $96,555 through the issuance of notes and leases payable.

          During the three months ended March 31, 1996, the Company purchased a building for $396,055 and acquired a vehicle for $11,903 through the issuance of notes payable. Also during the first quarter of 1996, the Company converted $400,530 of trade accounts receivable to notes receivable.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB No. 15. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 31, 1997. The Company will adopt SFAS No. 128 at December 31, 1997 for the year then ended. All prior period EPS data presented at year end will be restated to conform with SFAS No. 128. The Company does not expect this statement to have a significant impact on its calculations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Consep derives its revenues from the sale of its proprietary products to the commercial agriculture and consumer home, lawn and garden markets and from sales by its distribution subsidiaries of products produced by other manufacturers, including both biorational insect control products and conventional toxic pesticides as well as fertilizers and farm supplies. The Company's primary focus is the development of proprietary products and expansion of the markets for those products. A significant element of the Company's strategy for the commercialization of its proprietary commercial agriculture products has been to acquire distribution operations in key agricultural regions and to introduce its proprietary products through those operations. In addition, the Company has begun distributing for the 1997 season a line of consumer products, based on natural oils, to repel biting insects. These insect repellent products, which are manufactured by, and are the proprietary products of, a third party, are being marketed on an exclusive basis in the United States under the Company's Bite Blocker label as part of its consumer proprietary product line.

Proprietary product revenues increased 33.9% for the three months ended March 31, 1997 as compared to the corresponding period of 1996. This increase in proprietary product revenues for the three months ended March 31, 1997 combined with a 2.7% decrease in proprietary product margin percentage, a 7.4% increase in operating expenses and a 7.2% increase in distribution revenues for the same period contributed to a 70.0% increase in net income for the three months ended March 31, 1997 as compared to the corresponding period of 1996.

Since its inception, Consep has funded its growth primarily through equity financings. Funds from these financings have allowed the Company to build its organization, develop and register proprietary products for both the commercial agriculture and consumer home, lawn and garden markets, acquire distribution operations for the introduction of its commercial agriculture products and expand its sales efforts through both domestic and international channels of distribution. The Company completed a follow-on public stock offering in October 1996, which provided approximately $4.6 million in net proceeds after deducting costs associated with the offering.

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

RESULTS OF OPERATIONS
REVENUES. Total revenues for the three months ended March 31, 1997 increased 17.5% to approximately $10.8 million from approximately $9.2 million in the corresponding period of 1996. Revenues from the sale of proprietary products increased 33.9% during the three months ended March 31, 1997 to approximately $4.8 million from approximately $3.6 million in the corresponding period of 1996. Revenues from the Company's distribution operations increased 7.2% during the three months ended March 31, 1997 to approximately $6.0 million from approximately $5.6 million in the corresponding period of 1996.

The growth in proprietary product revenues for the three months ended March 31, 1997 was attributable to growth in sales of the Company's commercial agriculture products and the introduction of Bite Blocker, the Company's new insect repellent product line. These increases were partially offset by decreases in revenues from the Company's SureFire consumer product line as well as decreased sales of specialty chemicals to third parties by the Company's Farchan subsidiary.

Revenues from the sale of commercial agriculture products increased approximately $519,000, or 46.0%, for the three months ended March 31, 1997 as compared to the corresponding period of 1996. The increase in revenues from sales of commercial agriculture products was primarily attributable to (i) the introduction of a new combination CheckMate product to control both peach twig borer and oriental fruit moth ("CheckMate SF"), (ii) a 89.4% increase in revenues from sales of the CheckMate product to control tomato pinworm ("CheckMate TPW") and (iii) a 209.2% increase in revenues from sales of the CheckMate product to control peach twig borer ("CheckMate PTB"). The increase in CheckMate TPW revenues was primarily the result of the Company's strengthening its sales organization in Mexico in the first six months of 1996. CheckMate PTB revenues increased primarily as a result of increased market acceptance, allowing the Company to expand its customer base and increase sales within its existing customer base.

Revenues from the sale of consumer products from the Company's SureFire and Bite Blocker line of products in the United States and Chemfree products in Canada increased by approximately $806,000, or 40.0% in the three months ended March 31, 1997 compared to the corresponding period of 1996. This growth in consumer product revenues was primarily attributable to the introduction of the Company's new Bite Blocker line of insect repellent products. These Bite Blocker product revenues were partially offset by a 34.1% decrease in revenues from sales of the Company's SureFire line of products in the United States as compared to the three months ended March 31, 1996. The Company believes the decrease in SureFire revenues was the result of excess inventory at the retail level carried over from 1996 which reduced the amount of new orders placed in the three months ended March 31, 1997. The Company believes that this trend of reduced orders will continue in the short term until the excess inventory at the retail level is depleted.

Specialty chemical sales by Farchan decreased 27.4% in the three months ended March 31, 1997 as compared to the corresponding period of 1996. The decrease in sales by Farchan was primarily the result of the fire in October of 1996 that destroyed its primary manufacturing facility in Gainesville, Florida.

The revenue increase of 7.2% from the Company's distribution operations during the three months ended March 31, 1997 as compared to the corresponding period of 1996 was primarily the result of favorable weather conditions and increased sales by the Company's Sierra Ag subsidiary as a result of the expansion of its customer base.

GROSS MARGIN. The consolidated gross margin for the Company decreased to 28.9% in the three months ended March 31, 1997 from 29.9% in the corresponding period of 1996. The margin decrease for the three months ended March 31, 1997, as compared to the corresponding period of 1996, is attributable to decreases in the gross margins on both proprietary product revenues and distribution revenues. The gross margin on the sale of proprietary products during the three months ended March 31, 1997 decreased to 39.4% from the 42.1% gross margin achieved on proprietary product revenues in the corresponding period of 1996. Distribution gross margin also decreased in the three months ended March 31, 1997 to 20.6% from 22.2% in the corresponding period of 1996.

The gross margin on agricultural proprietary product sales for the three months ended March 31, 1997 decreased to 32.7% from 46.6% in the corresponding period of 1996. The decrease was primarily attributable to (i) lower margins on the Company's CheckMate product to control codling moth ("CheckMate CM") due to flexible pricing to introduce the product into Europe and to recover lost markets in the United States as a result of the previously reported performance problems encountered in 1996, along with higher costs of manufacturing the new improved CheckMate CM product and (ii) additional manufacturing costs primarily associated with the late arrival of production equipment, overtime incurred to meet unexpected demand and the re-work of inventory carried over from prior years. The gross margin on agricultural proprietary products includes an accrual of approximately $230,000 for the estimated insurance recoveries for the additional pheromone expenses incurred in the three months ended March 31, 1997 due to the October 1996 fire that destroyed the Company's specialty chemicals manufacturing facility. This accrual reduced cost of revenues by approximately $230,000 and positively impacted the gross margin percentage on agriculture proprietary product sales by 13.9%. The insurance claim is still pending and there can be no assurance that the Company will recover its full claim.

The gross margins on proprietary consumer product sales increased to 45.7% from 37.4%, in the three months ended March 31, 1997 as compared to the corresponding period of 1996. The increase is primarily attributable to the 55.1% gross margin realized on sales of the new Bite Blocker product line. Sales of specialty chemicals produced a gross margin of 17.0% in the three months ended March 31, 1997, down from the 52.7% gross margin reported in the corresponding period of 1996. The variance in gross margin for specialty chemical sales was the direct result of the October 1996 fire that destroyed Farchan's primary manufacturing facility in Gainesville, Florida, which prevented Farchan from manufacturing higher margin specialty chemical products during the three months ended March 31, 1997.

The gross margins from distribution revenues decreased to 20.6% from 22.2% for the three months ended March 31, 1997 as compared to the corresponding period of 1996. The decrease was primarily attributable to the differences in the product sales mix for the distribution operations. Included in the results for the first quarter was approximately $200,000 of unanticipated 1996 manufacturers' rebates which had not been accrued for in 1996. These rebates improved the distribution gross margin percentage by approximately 3% and accordingly, the Company does not expect the distribution gross margin to continue at the same level for the remainder of 1997.

OPERATING EXPENSES. Operating expenses during the three months ended March 31, 1997 increased 7.4% to approximately $2.6 million from approximately $2.4 million in the corresponding period of 1996. The increased operating expenses during the three months ended March 31, 1997, as compared to the corresponding period of 1996, were primarily attributable to (i) selling and marketing expenses related to the introduction of the Company's new Bite Blocker line of insect repellent products and (ii) a reduction in bad debt reserves in the three months ended March 31, 1996 for the distribution operations which did not occur in the three months ended March 31, 1997.

OTHER INCOME AND EXPENSE. During the three months ended March 31, 1997, the Company recorded net other income of approximately $39,000 compared to net other expense of approximately $12,000 during the corresponding period of 1996. The increase in net other income was primarily attributable to lower interest expense and a $70,000 estimated reimbursement from the insurance company for the business interruption coverage relating to the Farchan fire. This increase was partially offset by reduced interest income at the distribution operations.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has used funds generated from operations, equity financings and bank borrowings to fund its research and development, marketing, acquisition of capital equipment, acquisitions of other business operations and working capital requirements. In October 1996, the Company completed a follow-on public offering of its common stock which raised approximately $4.6 million net of related offering costs. Since its inception, the Company has raised approximately $44.4 million of equity. In addition to equity financing, the Company operates under a bank line of credit with a maximum borrowing capacity of $7.5 million to support the working capital requirements of both its principal proprietary product and distribution operations. This line of credit matures in September 1997 and is secured by substantially all of the Company's current assets. At March 31, 1997 the Company was in compliance with all covenants related to the line of credit.

At March 31, 1997, the Company had cash, cash equivalents and short-term investments of approximately $2.0 million and working capital of approximately $11.0 million. Borrowings under revolving lines of credit were approximately $3.6 million. The Company believes that cash and cash equivalents at March 31, 1997, funds generated from operations and funds available from existing bank lines of credit will be sufficient to fund the Company's operations through at least 1997. The Company's capital needs may increase depending upon several factors, including future acquisitions, changes to planned research and development activities, expanded manufacturing and commercialization programs, additional technological, regulatory and competitive developments and the timing of regulatory approvals for new products. As a result, the Company may need to raise additional funds. There can be no assurance that additional financing would be available and, if available, that the terms would be acceptable to the Company.

On October 16, 1996, one of two buildings, in Gainesville, Florida, owned by Consep's Farchan subsidiary, was destroyed by fire. The building served as a manufacturing facility for certain pheromones used in certain of the Company's commercial agriculture products, as well as specialty chemicals sold to research organizations, pharmaceutical companies and the agricultural industry. At the direction of the U.S. Environmental Protection Agency (the "EPA"), the Company conducted chemical analysis tests of the fire debris. Although the chemical analysis of the fire debris resulted in findings that substantially all of the debris contained contaminants below EPA-allowed limits, a limited amount of ash was declared hazardous due to elevated levels of cyanide and was disposed of accordingly. As a result of the chemical analysis of the fire debris, and at the EPA's direction, Farchan has tested for potential soil and groundwater contamination resulting from the fire. Initial results of the soil and groundwater testing indicate contaminate levels below EPA-allowed limits. Based on the results of the initial testing, the Company believes that the EPA will lift all restrictions on the Farchan site in the near term. All expenses related to the cleanup, sampling and laboratory analysis have been covered by the Company's insurance and the Company believes that the total cleanup costs will not exceed the insurance coverage limits of $250,000.

Although the Company believes it has adequate insurance to cover all losses related to the Farchan fire, settlement negotiations with the insurer are still ongoing with respect to the Company's claim for business interruption losses and additional expenses. The Company has recorded an estimated $133,000 receivable due from the insurance company relating to the business interruption coverage for losses from the date of the fire through March 31, 1997. The largest portion of the Company's claim relates to additional expenses incurred by the Company in 1996 and 1997 for the purchase of pheromones from third party manufacturers at substantially higher costs than would have been incurred if the pheromones had been manufactured by Farchan. The Company's claim for such additional expenses totaling $630,000 is currently being analyzed by the insurance company. In addition to the business interruption insurance coverage discussed above, the Company has recorded an estimated $230,000 receivable due from the insurance company relating to the additional expenses incurred for pheromones purchased from third party manufacturers through March 31, 1997.

As an indirect result of the fire at the Farchan facility, the Company believes it is not feasible to proceed with plans to finish and occupy its proposed plant in nearby Alachua, Florida. The Company plans to remove all of its equipment from the Alachua facility and sell the land and building. The Company has also decided not to rebuild the manufacturing facility at its Gainesville site. At the present time, the Company plans to build a specialty chemical facility to produce pheromones and other specialty chemicals adjacent to its headquarters and manufacturing facility in Bend, Oregon. The Company has received site permit approval from the City of Bend and is in the process of submitting plans for building permits. The Company believes the cost of the new facility will range from $1.0 to $1.1 million. The Company has reached an agreement in principal with the owners of the Company's headquarters and manufacturing facility in Bend, Oregon to acquire the property and building for a purchase price of approximately $1.5 million. The Company has also received a loan commitment with a bank to provide approximately $2.0 million in debt financing to help fund the purchase of the Company's headquarters and manufacturing facility and the construction of the new specialty chemicals manufacturing facility. The Company is exploring various alternatives for funding the balance of the expected costs of purchasing the existing facility and construction of the new facility. The cost of the additional equipment needed to complete the new facility is estimated to range from $300,000 to $500,000. The Company expects to finance at least fifty percent of the additional equipment through bank loans and/or equipment leasing arrangements. The Company believes the new facility can be operational by the end of September 1997 and should be able to produce some pheromones for the 1998 season.

The Company does not expect the Farchan fire and the resulting loss of the manufacturing facility to have a material adverse effect on the Company's business, financial condition or results of operations, since the Company (i) has property damage, environmental remediation, business interruption and additional expense insurance which covers the destroyed facility, its contents, the underlying property and the associated manufacturing operations, (ii) the Company is proceeding with its plans to build a specialty chemical manufacturing facility in Bend, Oregon, which it believes can be operational in sufficient time to produce some pheromones for the 1998 season and (iii) the Company believes it has alternative sources of supply of pheromones for the 1997 season which it would otherwise have purchased from Farchan.

The statements set forth above regarding expected insurance recoveries and anticipated results of environmental cleanup efforts related to the fire at the Company's Farchan subsidiary, as well as the statements regarding the Company's plans for replacing the destroyed specialty chemicals manufacturing facility, are forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, delays or difficulties in receiving insurance recoveries for business interruption losses or additional pheromone expenses, environmental remediation expenses in excess of the Company's insurance coverage limits and unanticipated delays or difficulties in (i) reaching a definitive agreement with the current owners to sell the Company its headquarters and manufacturing facility, (ii) securing the necessary financing to fund the purchase of the Company's headquarters and manufacturing facility and the construction of the new specialty chemical manufacturing facility or
(iii) obtaining regulatory approvals needed to construct the new manufacturing facility. The forward-looking statements should be considered in light of these risks and uncertainties.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the three months ended March 31, 1997, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") in the transactions described below. These transactions involved the exercise of stock options pursuant to the Company's 1992 Stock Incentive Plan and were effected in reliance on Rule 701 promulgated pursuant to authority granted under Section 3(b) of the Securities Act.

        (a) On February 24, 1997, Lonna Bramhall, an employee of the Company, exercised a previously issued Nonqualified Stock Option to purchase 1,000 shares of Common Stock for an aggregate cash consideration of $250.

        (b) On March 14, 1997, Dennis Fish, an employee of the Company, exercised a previously issued Nonqualified Stock Option to purchase 1,000 shares of Common Stock for an aggregate cash consideration of $250.

        (c) On March 14, 1997, Anthony Andersen, a former employee of the Company, exercised a previously issued Nonqualified Stock Option to purchase 2,400 shares of Common Stock for an aggregate cash consideration of $600.

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


                                               CONSEP, INC.
                                               (REGISTRANT)


DATE:  May 13, 1997                            By: /s/ VOLKER G. OAKEY
                                               --------------------------------
                                               VOLKER G. OAKEY
                                               Chairman of the Board,
                                               President and Chief
                                               Executive Officer


DATE:  May 13 , 1997                           By: /s/ LARRY KATZ
                                               --------------------------------
                                               LARRY KATZ
                                               Vice President, Finance and
                                               Chief Financial Officer