Form 10-Q
period 1997-06-30
CONSEP INC
filed 1997-08-13
CIK 914978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For the Quarter Ended June 30, 1997

                         Commission file number: 0-23156

                                  CONSEP, INC.
             (Exact name of registrant as specified in its charter)





           Oregon                                           93-0874480
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                    213 S.W. Columbia Street, Bend, OR       97702
                -----------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

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

                                                              [X] Yes    [  ] No


               Number of shares of common stock outstanding as of
                                 August 1, 1997:
                   9,460,151 shares, $.01 par value per share
                   ------------------------------------------

                                  CONSEP, INC.

                                      INDEX

                                                                          PAGE NO.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of
             June 30, 1997 and December 31, 1996                              3

            Consolidated Statements of Operations for the
             three months ended June 30, 1997 and 1996                        4

            Consolidated Statements of Operations for the
             six months ended June 30, 1997 and 1996                          5

            Consolidated Statements of Cash Flows for the
             six months ended June 30, 1997 and 1996                          6

            Notes to Consolidated Financial Statements                        7

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    9


PART II.   OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders              16

Item 6.     Exhibits and Reports on Form 8-K                                 16

Signatures                                                                   18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          CONSEP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                JUNE 30,            DECEMBER 31,
                                                                  1997                  1996
                                                              ------------         ------------
                                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                  $  2,832,338         $  2,443,508
   Short-term investments                                          102,667              103,167
   Accounts receivable, net                                      9,873,530            3,601,912
   Other receivables                                               685,022              296,358
   Inventories, net (note 2)                                    10,110,892            7,993,706
   Prepaid expenses                                                409,182              966,102
                                                              ------------         ------------

          Total current assets                                  24,013,631           15,404,753

Property, plant and equipment, net                               5,628,921            4,020,456
Intangible assets, net                                           1,439,276            1,545,246
Goodwill, net                                                    2,112,861            2,181,901
Notes receivable and other assets                                  236,901              258,865
                                                              ------------         ------------

          Total assets                                        $ 33,431,590         $ 23,411,221
                                                              ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank lines                                                    5,584,000            1,170,000
   Accounts payable                                              5,646,543            2,526,325
   Current portion of notes and leases payable                     503,039              347,190
   Accrued liabilities                                           1,064,726              646,135
   Customer deposits                                                97,229              282,581
                                                              ------------         ------------

          Total current liabilities                             12,895,537            4,972,231

Notes and leases payable, excluding current maturities           2,375,657            1,171,069
Mandatory stock warrant obligation                                  19,500               19,500
Deferred gain on sale of property                                        0              238,075
                                                              ------------         ------------

          Total liabilities                                     15,290,694            6,400,875

Shareholders' equity:
   Common stock                                                     94,475               94,312
   Additional paid-in capital                                   44,288,023           44,256,367
   Foreign currency translation adjustment                           4,995               15,267
   Accumulated deficit                                         (26,246,597)         (27,355,600)
                                                              ------------         ------------

          Total shareholders' equity                            18,140,896           17,010,346
                                                              ------------         ------------

          Total liabilities and shareholders' equity          $ 33,431,590         $ 23,411,221
                                                              ============         ============



See accompanying notes to consolidated financial statements

                          CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    THREE MONTHS ENDED
                                              ---------------------------------
                                                JUNE 30,             JUNE 30,
                                                 1997                 1996
                                              ------------         ------------
                                                         (UNAUDITED)
REVENUES
   Proprietary products                       $  4,599,952         $  3,722,565
   Distribution products                         9,180,282            7,961,130
                                              ------------         ------------

          Total revenues                        13,780,234           11,683,695
                                              ------------         ------------

COST OF REVENUES
   Proprietary products                          2,486,255            2,216,924
   Distribution products                         7,559,161            6,527,117
                                              ------------         ------------

          Total cost of revenues                10,045,416            8,744,041
                                              ------------         ------------

          Gross margin                           3,734,818            2,939,654
                                              ------------         ------------

OPERATING EXPENSES (note 3)
   Research and development                        304,559              359,880
   Selling, general and administrative           2,254,007            1,528,808
   Distribution                                    915,435              860,783
                                              ------------         ------------

          Total operating expenses               3,474,001            2,749,471
                                              ------------         ------------

          Operating income                         260,817              190,183
                                              ------------         ------------

OTHER INCOME (EXPENSE)
   Interest income                                  27,403               32,891
   Interest expense                               (127,032)             (96,549)
   Other, net                                      345,024              (20,534)
                                              ------------         ------------

          Net other income (expense)               245,395              (84,192)
                                              ------------         ------------

          Net income                          $    506,212         $    105,991
                                              ============         ============

Net income per common and common
   equivalent share (note 4)                  $       0.05         $       0.01
                                              ============         ============

Weighted average number of common
   and common equivalent shares
   outstanding (note 4)                          9,537,979            7,832,489
                                              ============         ============










See accompanying notes to consolidated financial statements

                          CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      SIX MONTHS ENDED
                                              ---------------------------------
                                                JUNE 30,              JUNE 30,
                                                  1997                 1996
                                              ------------         ------------
                                                        (UNAUDITED)
REVENUES
   Proprietary products                       $  9,387,789         $  7,297,790
   Distribution products                        15,218,086           13,595,520
                                              ------------         ------------

          Total revenues                        24,605,875           20,893,310
                                              ------------         ------------

COST OF REVENUES
   Proprietary products                          5,387,687            4,287,939
   Distribution products                        12,352,250           10,907,948
                                              ------------         ------------

          Total cost of revenues                17,739,937           15,195,887
                                              ------------         ------------

          Gross margin                           6,865,938            5,697,423
                                              ------------         ------------

OPERATING EXPENSES (note 3)
   Research and development                        614,116              638,383
   Selling, general and administrative           3,595,270            2,843,372
   Distribution                                  1,832,027            1,658,550
                                              ------------         ------------

          Total operating expenses               6,041,413            5,140,305
                                              ------------         ------------

          Operating income                         824,525              557,118
                                              ------------         ------------

OTHER INCOME (EXPENSE)
   Interest income                                  51,997               75,890
   Interest expense                               (170,703)            (154,869)
   Other, net                                      403,184              (17,650)
                                              ------------         ------------

          Net other income (expense)               284,478              (96,629)
                                              ------------         ------------

          Net income                          $  1,109,003         $    460,489
                                              ============         ============

Net income per common and common
   equivalent share (note 4)                  $       0.12         $       0.06
                                              ============         ============

Weighted average number of common
   and common equivalent shares
   outstanding (note 4)                          9,543,889            7,824,322
                                              ============         ============







See accompanying notes to consolidated financial statements

                          CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  SIX MONTHS ENDED
                                                                            -------------------------------
                                                                              JUNE 30,             JUNE 30,
                                                                                1997                1996
                                                                            -----------         -----------
                                                                                      (UNAUDITED)
OPERATING ACTIVITIES
   Net income                                                               $ 1,109,003         $   460,489
   Adjustments to reconcile net income to
      net cash used in operating activities:
         Depreciation and amortization                                          574,015             512,971
         Provision for bad debts                                                 72,038             (41,039)
         Inventory reserve                                                       61,077              44,115
         Loss (gain) on disposal of equipment                                      (362)              8,667
         Other non-cash items                                                   (10,898)             (5,098)
         Changes in assets and liabilities, net of amounts acquired:
            Short-term investments                                                  500              33,183
            Accounts receivable                                              (6,379,108)         (4,819,569)
            Other receivables                                                  (388,664)           (214,743)
            Inventories                                                      (2,186,403)           (428,765)
            Prepaid expenses                                                    555,944              (9,035)
            Accounts payable                                                  3,125,248           2,444,478
            Accrued liabilities                                                 458,091             439,947
            Other assets                                                          6,461              (5,000)
            Customer deposits                                                  (185,346)           (402,985)
                                                                            -----------         -----------

               Net cash used in operating activities                         (3,188,404)         (1,982,384)
                                                                            -----------         -----------

INVESTING ACTIVITIES
   Acquisition of intangible assets                                             (39,920)           (226,200)
   Acquisition of property, plant and equipment                                (934,047)           (468,560)
   Proceeds from sale of property, plant and equipment                                0               1,000
   Issuance of notes receivable, net of payments received                        51,216             198,414
                                                                            -----------         -----------

               Net cash used in investing activities                           (922,751)           (495,346)
                                                                            -----------         -----------

FINANCING ACTIVITIES
   Increase in bank lines                                                     4,414,340           1,007,589
   Proceeds from issuance of notes payable                                      250,000                   0
   Principal payments on notes payable                                         (196,228)           (192,887)
   Net proceeds from issuance of common stock                                    31,819             167,728
                                                                            -----------         -----------

               Net cash provided by financing activities                      4,499,931             982,430
                                                                            -----------         -----------

               Effect of exchange rate changes on cash
                        and cash equivalents                                         54                 211
                                                                            -----------         -----------

               Net increase (decrease) in cash and cash equivalents             388,830          (1,495,089)

Cash and cash equivalents at beginning of period                              2,443,508           2,069,595
                                                                            -----------         -----------

Cash and cash equivalents at end of period                                  $ 2,832,338         $   574,506
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


NOTE 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:


                                                 June 30,            December 31,
                                                   1997                  1996
                                                -----------          -----------
Raw materials                                   $ 2,049,534          $ 2,196,006
Work in process                                      52,333               44,963
Finished goods - proprietary                      4,758,560            3,528,880
Finished goods - distribution                     3,739,926            2,717,836
                                                -----------          -----------
                                                 10,600,353            8,487,685
Less reserve for obsolescence                       489,461              493,979
                                                -----------          -----------

                                                $10,110,892          $ 7,993,706
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


NOTE 4 - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

For the three and six months ended June 30, 1997 and 1996, net income per common and common equivalent share is based upon the weighted average number of common shares outstanding during each period plus, to the extent dilutive, the effect of common shares contingently issuable from the exercise of stock options.

NOTE 5 - SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURES

Cash paid for interest and income taxes was as follows:


                     Six Months Ended                                     Income
                         June 30,              Interest                   Taxes
                         --------              --------                   -----
                          1997                 $172,392                 $ 11,844
                          1996                 $139,359                 $  5,399


Following is a summary of non-cash investing and financing activities of the Company for the six months ended June 30, 1997 and 1996:

              During the six months ended June 30, 1997, the Company acquired equipment and vehicles for $178,393 through the issuance of notes and leases payable. In June 1997, the Company completed the purchase of its headquarters and manufacturing facility which was partially financed by a $1,125,000 note payable to a bank.

              In addition, as a result of the Company's intention to sell its unfinished specialty chemicals manufacturing plant in Alachua, Florida, the Company recorded a $175,000 write down to adjust the facility's carrying value to the estimated fair market value.

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

Proprietary product revenues increased 28.6% for the six months ended June 30, 1997 as compared to the corresponding period of 1996. This increase in proprietary product revenues for the six months ended June 30, 1997, combined with a 1.4% increase in proprietary product margin percentage, a 17.5% increase in operating expenses and a 11.9% increase in distribution revenues for the same period, contributed to a 140.8% increase in net income for the six months ended June 30, 1997 as compared to the corresponding period of 1996.

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

RESULTS OF OPERATIONS

REVENUES. Total revenues for the three months ended June 30, 1997 increased 17.9% to approximately $13.8 million from approximately $11.7 million in the corresponding period of 1996. For the six months ended June 30, 1997, total revenues increased 17.8% to approximately $24.6 million from approximately $20.9 million in the corresponding period of 1996. Revenues from the sale of proprietary products increased 23.6% during the three months ended June 30, 1997 to approximately $4.6 million from approximately $3.7 million in the corresponding period of 1996. For the six months ended June 30, 1997, revenues from the sale of proprietary products were approximately $9.4 million, an increase of 28.6% over proprietary product revenues of approximately $7.3 million recorded in the comparable period of 1996. Revenues from the Company's distribution operations increased 15.3% during the three months ended June 30, 1997 to approximately $9.2 million from approximately $8.0 million in the corresponding period of 1996. For the six months ended June 30, 1997, revenues from the Company's distribution operations increased to approximately $15.2 million from approximately $13.6 million in the corresponding period of 1996.

The growth in proprietary product revenues for the three months ended June 30, 1997 was attributable to growth in sales of the Company's commercial agriculture products and the introduction of Bite Blocker, the Company's new insect repellent product line. These increases were partially offset by decreases in revenues from the Company's SureFire consumer product line as well as decreased sales of specialty chemicals to third parties by the Company's Farchan subsidiary.

Revenues from the sale of commercial agriculture products increased approximately $543,000 and $1.1 million, or 57.2% and 51.1%, respectively, for the three months and six months ended June 30, 1997 as compared to the corresponding periods of 1996. The increase in revenues for the three months ended June 30, 1997 from sales of commercial agriculture products was primarily attributable to sales of the new CheckMate flowable product to control pink bollworm ("CheckMate PBW-F"). No sales of CheckMate PBW-F were recorded in the three months ended June 30, 1996 as the Company did not receive EPA registration until the third quarter of 1996. Revenues for the three months ended June 30, 1997 from the remaining commercial agriculture products increased a combined 29.0% over the corresponding period of 1996.

The increase in revenues for the six months ended June 30, 1997 from sales of commercial agriculture products was primarily attributable to (i) the introduction of a new combination CheckMate product to control both peach twig borer and oriental fruit moth ("CheckMate SF"), (ii) a 72.9% increase in revenues from sales of the CheckMate product to control tomato pinworm ("CheckMate TPW") and (iii) the introduction of the new CheckMate PBW-F product discussed above. The increase in CheckMate TPW revenues was primarily the result of the Company's strengthening its sales organization in Mexico in the first six months of 1996.

Revenues from the sale of consumer products from the Company's SureFire and Bite Blocker line of products in the United States and Chemfree products in Canada increased by approximately $538,000 and $1.3 million, or 21.9% and 30.0%, respectively, for the three months and six months ended June 30, 1997 as compared to the corresponding periods of 1996. This growth in consumer product revenues was primarily attributable to the introduction of the Company's new Bite Blocker line of insect repellent products. These Bite Blocker product revenues were partially offset by a 34.9% and 34.5% decrease, respectively, in revenues from sales of the Company's SureFire line of products in the United States as compared to the three months and six months ended June 30, 1996. The Company believes the decrease in SureFire revenues was the result of excess inventory at the retail level carried over from 1996 which reduced the amount of new orders placed in the six months ended June 30, 1997. The Company believes that this trend of reduced orders will continue in the short term until the excess inventory at the retail level is depleted. In addition, significantly cooler than normal weather in the late spring, which reduced insect populations, was a major contributor to the reduction in consumer product sales for three months and six months ended June 30, 1997 as compared to the corresponding periods of 1996.

Specialty chemical sales by Farchan decreased 62.3% and 42.5%, respectively, in the three months and six months ended June 30, 1997 as compared to the corresponding periods of 1996. The decrease in sales by Farchan was primarily the result of the fire in October of 1996 that destroyed its primary manufacturing facility in Gainesville, Florida.

The revenue increase of 15.3% and 11.9%, respectively, from the Company's distribution operations during the three months and six months ended June 30, 1997 as compared to the corresponding period of 1996 was primarily the result of favorable weather conditions and a slightly increased and more experienced sales force at the Company's distribution operations.

GROSS MARGIN. The consolidated gross margin for the Company increased to 27.1% in the three months ended June 30, 1997 from 25.2% in the corresponding period of 1996. For the six months ended June 30, 1997, the consolidated gross margin was 27.9% compared to 27.3% in the corresponding period of 1996. The margin improvement for the three months and six months ended June 30, 1997, as compared to the corresponding period of 1996, is attributable to both an increase in the gross margins on proprietary product revenues and a proportional increase in the higher margin proprietary product revenues. The gross margin on the sale of proprietary products during the three months ended June 30, 1997 increased to 46.0% from the 40.4% gross margin achieved on proprietary product revenues in the corresponding period of 1996. Gross margin on proprietary products increased to 42.6% in the six month period ended June 30, 1997 from 41.2% in the corresponding period of 1996. Distribution gross margins decreased in the three month and six month periods ended June 30, 1997 to 17.7% and 18.8%, from 18.0% and 19.8%, respectively, in the corresponding periods of 1996.

The gross margin on commercial agricultural proprietary product sales for the three months ended June 30, 1997 increased to 38.4% from 35.9% in the corresponding period of 1996. The increase was primarily attributable to (i) changes in the product mix, including the new, higher margin CheckMate PBW-F discussed earlier and (ii) increases in the overall sales and production volumes allowing manufacturing costs to be allocated over a larger base of products. The gross margin on commercial agricultural product sales for the six months ended June 30, 1997 decreased to 35.4% from 41.8% in the corresponding period of 1996. The decrease was primarily attributable to (i) lower margins on the Company's CheckMate product to control codling moth ("CheckMate CM") due to flexible pricing to introduce the product into Europe and to recover lost markets in the United States as a result of the previously reported performance problems encountered in 1996, along with higher costs of manufacturing the new improved CheckMate CM product and (ii) additional manufacturing costs in the first quarter primarily associated with the late arrival of production equipment, overtime incurred to meet unexpected demand and the re-work of inventory carried over from prior years. Somewhat offsetting these decreases to the gross margin were the increases in the three months ended June 30, 1997 discussed above. The gross margins on agricultural proprietary products includes accruals of approximately $90,000 and $320,000, respectively, for the estimated insurance recoveries for the additional pheromone expenses incurred in the three months and six months ended June 30, 1997 due to the October 1996 fire that destroyed the Company's specialty chemicals manufacturing facility. This accrual reduced cost of revenues by approximately $90,000 and $320,000, respectively, and positively impacted the gross margin percentage on agriculture proprietary product sales by 6.0% and 10.2%, respectively, for the three month and six month periods ended June 30, 1997. To date the Company has not reached a settlement with its insurance carrier for the claim. The investigation by the insurance carrier has been completed, but settlement discussions have reached an impasse. Although the Company is continuing to pursue recovery of its claims through settlement discussions, the Company intends to initiate legal proceedings, if necessary, to recover its claim in full. However, there can be no assurance that the Company's claim will be paid in full.

The gross margins on proprietary consumer product sales for the three months and six months ended June 30, 1997 increased to 52.1% and 49.0%, respectively, from 39.6% and 38.6% in the corresponding periods of 1996. The increase is primarily attributable to the 62.6% and 58.7% gross margins, respectively, realized on sales of the new Bite Blocker product line in the three months and six months ended June 30, 1997. Sales of specialty chemicals produced gross margins of -12.7% and 8.6%, respectively, in the three months and six months ended June 30, 1997, down from the 60.1% and 55.9% gross margins, respectively, reported in the corresponding periods of 1996. The variance in gross margin for specialty chemical sales was the direct result of the October 1996 fire that destroyed Farchan's primary manufacturing facility in Gainesville, Florida, which prevented Farchan from manufacturing higher margin specialty chemical products during the six months ended June 30, 1997.

The gross margins from distribution revenues decreased to 17.7% and 18.8%, respectively, from 18.0% and 19.8% for the three months and six months ended June 30, 1997 as compared to the corresponding periods of 1996. The decreases were primarily attributable to the differences in the product sales mix for the distribution operations. Included in the results for the six months was approximately $200,000 of unanticipated 1996 manufacturers' rebates which had not been accrued for in 1996. These rebates improved the distribution gross margin percentage by approximately 1.3% and accordingly, the Company does not expect the distribution gross margin to continue at the same level for the remainder of 1997.

OPERATING EXPENSES. Operating expenses during the three months ended June 30, 1997 increased 26.4% to approximately $3.5 million from approximately $2.7 million in the corresponding period of 1996. During the six months ended June 30, 1997, operating expenses increased 17.5% to approximately $6.0 million from approximately $5.1 million in the corresponding period of 1996. The increased operating expenses during the three months ended June 30, 1997, as compared to the corresponding period of 1996, were primarily attributable to (i) selling and marketing expenses related to the introduction of the Company's new Bite Blocker line of insect repellent products and (ii) a write down of $175,000 to adjust the carrying value of the unfinished specialty chemicals facility in Alachua, Florida to its estimated fair market value. As a result of the decision to rebuild, in Bend, Oregon, the specialty chemicals facility destroyed by fire in October 1996, the Company intends to sell the facility in Alachua and estimates its fair market value to be less than its carrying value. --See "Liquidity and Capital Resources."

The increased operating expenses during the six months ended June 30, 1997, as compared to the corresponding period of 1996, were primarily attributable to (i) selling and marketing expenses related to the introduction of the Company's new Bite Blocker line of insect repellent products, (ii) the $175,000 facility carrying value write down discussed above and (iii) a

$52,000 reduction in bad debt reserves that positively impacted the six months ended June 30, 1996 for the distribution operations which did not occur in the six months ended June 30, 1997.

OTHER INCOME AND EXPENSE. During the three months and six months ended June 30, 1997, the Company recorded net other income of approximately $245,000 and $284,000, respectively, compared to net other expense of approximately $84,000 and $97,000 during the corresponding periods of 1996. The increase in net other income for the three months ended June 30, 1997 was primarily attributable to
(i) the recognition of a deferred gain of approximately $195,000 relating to the 1994 sale and leaseback of the Company's headquarters and manufacturing facility and (ii) a $125,000 estimated reimbursement from the insurance company for the business interruption coverage relating to the Farchan fire. During the six months ended June 30, 1997, the increase in net other income was primarily attributable to (i) the $195,000 deferred gain discussed above and (ii) a $195,000 estimated reimbursement from the insurance company for the business interruption coverage relating to the Farchan fire, of which $105,000 has been reimbursed by the insurance company.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has used funds generated from operations, equity financings and bank borrowings to fund its research and development, marketing, acquisition of capital equipment, acquisitions of other business operations and working capital requirements. In October 1996, the Company completed a follow-on public offering of its common stock which raised approximately $4.6 million net of related offering costs. Since its inception, the Company has raised approximately $44.4 million of equity. In addition to equity financing, the Company operates under a bank line of credit with a maximum borrowing capacity of $7.5 million to support the working capital requirements of both its principal proprietary product and distribution operations. This line of credit matures in September 1997 and is secured by substantially all of the Company's current assets. At June 30, 1997, the Company was in compliance with all covenants related to the line of credit.

At June 30, 1997, the Company had cash, cash equivalents and short-term investments of approximately $2.9 million and working capital of approximately $11.1 million. Borrowings under revolving lines of credit were approximately $5.6 million. The Company believes that cash and cash equivalents at June 30, 1997, funds generated from operations and funds available from existing bank lines of credit will be sufficient to fund the Company's operations through at least 1997. The Company's capital needs may increase depending upon several factors, including future acquisitions, changes to planned research and development activities, expanded manufacturing and commercialization programs, additional technological, regulatory and competitive developments and the timing of regulatory approvals for new products. As a result, the Company may need to raise additional funds. There can be no assurance that additional financing would be available and, if available, that the terms would be acceptable to the Company.

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

Although the Company believes it has adequate insurance to cover all losses related to the Farchan fire, it has not reached a final settlement with its insurance carrier for claims associated with its additional expenses for outside pheromone purchases or business interruption losses. The Company has recorded an estimated $90,000 receivable due from the insurance company relating to the business interruption coverage for losses from the date of the fire through June 30, 1997. The largest portion of the Company's claim relates to additional expenses incurred by the Company in 1996 and 1997 for the purchase of pheromones from third party manufacturers at substantially higher costs than would have been incurred if the pheromones had been manufactured by Farchan. The Company has revised its claim for such additional expenses to $530,000 and the investigation by the insurance carrier has been completed, but settlement discussions have reached an impasse. In addition to the business interruption insurance coverage discussed above, the Company has recorded an estimated $320,000 receivable due from the insurance company relating to the additional expenses incurred for pheromones purchased from third party manufacturers through June 30, 1997. Although the Company is continuing to pursue recovery of its claims through settlement discussions, the Company intends to initiate legal proceedings, if necessary, to recover its claim in full. However, there can be no assurance that the Company's claim will be paid in full.

As an indirect result of the fire at the Farchan facility, the Company believes it is not feasible to proceed with plans to finish and occupy its proposed plant in nearby Alachua, Florida. The Company plans to remove all of its equipment from the Alachua facility and sell the land and building. The Company has also decided not to rebuild the manufacturing facility at its Gainesville site. At the present time, the Company plans to build a specialty chemical facility to produce pheromones and other specialty chemicals adjacent to its headquarters and manufacturing facility in Bend, Oregon. The Company has received site permit approval from the City of Bend and is in the process of finishing design work for submission to the City of Bend. The Company believes the cost of the new facility will range from $1.0 to $1.1 million. In June 1997, the Company completed the purchase of its headquarters and manufacturing facility in Bend, Oregon for a purchase price of approximately $1.5 million. The Company has also received a loan commitment with a bank to provide approximately $1.7 million in debt financing to help fund the purchase of the Company's headquarters and manufacturing facility and the construction of the new specialty chemicals manufacturing facility, of which approximately $1.1 million has been advanced for the purchase of the existing facility. In addition to the advance against the purchase of the existing facility, the Company has received a term loan of $250,000 from its primary bank to help fund the purchase of the existing facility and the construction of the new facility. The Company is exploring various alternatives for funding the balance of the expected costs of construction of the new facility. The cost of the additional equipment needed to complete the new facility is estimated to range from $300,000 to $500,000. The Company expects to finance at least fifty percent of the additional equipment through bank loans and/or equipment leasing arrangements. There can be no assurance that additional financing will be available and, if available, that the terms will be acceptable to the Company. Assuming the availability of adequate financing arrangements, the Company believes the new facility can be operational by the end of the first quarter of 1998 and should be able to produce some pheromones for the 1998 season.

The Company does not expect the Farchan fire and the resulting loss of the manufacturing facility to have a material adverse effect on the Company's business, financial condition or results of operations, since the Company (i) has property damage, environmental remediation, business interruption and additional expense insurance which covers the destroyed facility, its contents, the underlying property and the associated manufacturing operations, (ii) the Company is proceeding with its plans to build a specialty chemical manufacturing facility in Bend, Oregon, which it believes can be operational in sufficient time to produce some pheromones for the 1998 season and (iii) the Company believes it has alternative sources of supply of pheromones for the 1998 season which it would otherwise have purchased from Farchan.

The statements set forth above regarding expected insurance recoveries and anticipated results of environmental cleanup efforts related to the fire at the Company's Farchan subsidiary, as well as the statements regarding the Company's plans for replacing the destroyed specialty chemicals manufacturing facility, are forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, further delays or difficulties in receiving insurance recoveries for business interruption losses or additional pheromone expenses, environmental remediation expenses in excess of the Company's insurance coverage limits and unanticipated delays or difficulties in (i) securing the necessary financing to fund the construction of the new specialty chemical manufacturing facility and the purchase of additional manufacturing equipment or (ii) obtaining regulatory approvals needed to construct the new manufacturing facility. The forward-looking statements should be considered in light of these risks and uncertainties.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1997 Annual Meeting of Shareholders was held on Thursday, May 22, 1997, at which the following actions were taken by a vote of the shareholders:

1.       Election of Directors

         The following directors were elected, two to serve a three-year term expiring in 2000 and two to serve a one-year term expiring in 1998, by the votes indicated below:

                                             Term            Votes                 Votes
           Director                        Expiring           For                 Withheld
           --------                        --------           ---                 --------
         Walter C. Babcock                   2000           7,664,789              41,907
         John A. Beaulieu                    2000           7,664,789              41,907
         Philip E. Barak                     1998           7,665,374              41,322
         Kenneth D. MacKay                   1998           7,665,374              41,322


2.       Approval of the 1997 Stock Incentive Plan

         By a vote of 7,079,241 to 382,416 (with 36,925 abstentions and 208,114 broker non-votes), the adoption, by the Board of Directors, of the Consep, Inc. 1997 Stock Incentive Plan (the "Plan"), was ratified by the Company's shareholders, including the reservation of 300,000 shares of the Company's common stock for issuance to employees and consultants pursuant to the Plan.

3.       Ratification of Appointment of Auditors

         By a vote of 7,682,579 to 5,367 (with 18,750 abstentions), the appointment, by the Board of Directors, of KPMG Peat Marwick LLP to act as independent auditors for the Company for the year ending December 31, 1997, was ratified by the Company's shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                  Exhibit
                   Number                           Description

                   10.26                Loan Modification Agreement with Silicon
                                        Valley Bank

                   10.27 Amended and Restated Schedule to Loan and Security Agreement with Silicon Valley Bank

                   10.28                Sale and Purchase Agreement for Real
                                        Estate

                   10.29                Construction Loan Agreement with Western
                                        Bank

                   27.0                 Financial Data Schedule

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


                                               CONSEP, INC.
                                               (REGISTRANT)



DATE:  August 13, 1997                            By: /s/ VOLKER G. OAKEY
       ---------------                               --------------------
                                               VOLKER G. OAKEY
                                               Chairman of the Board,
                                               President and Chief
                                               Executive Officer


DATE:  August 13, 1997                            By: /s/ LARRY KATZ
       ---------------                               ---------------

                                               LARRY KATZ
                                               Vice President, Finance and
                                               Chief Financial Officer