Form 10-Q
period 1997-09-30
CONSEP INC
filed 1997-11-12
CIK 914978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1997

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

                    213 S.W. Columbia Street, Bend, OR 97702
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (541) 388-3688
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               [X] Yes    [ ] No

                 Number of shares of common stock outstanding as
                              of November 1, 1997:
                   9,460,151 shares, $.01 par value per share
                   ------------------------------------------

                                  CONSEP, INC.

                                      INDEX

                                                               PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
           September 30, 1997 and December 31, 1996                3

          Consolidated Statements of Operations for the
           three months ended September 30, 1997 and 1996          4

          Consolidated Statements of Operations for the
           nine months ended September 30, 1997 and 1996           5

          Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1997 and 1996           6

          Notes to Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations           9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        16

Signatures                                                        17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CONSEP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                 1997               1996
                                                            -------------       ------------
                                                                       (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                $   1,077,646       $  2,443,508
   Short-term investments                                         102,667            103,167
   Accounts receivable, net                                     7,821,802          3,601,912
   Other receivables                                              852,939            296,358
   Inventories, net (note 2)                                    8,549,731          7,993,706
   Prepaid expenses                                               262,167            966,102
                                                            -------------       ------------

          Total current assets                                 18,666,952         15,404,753

Property, plant and equipment, net                              5,589,080          4,020,456
Intangible assets, net                                          1,495,564          1,545,246
Goodwill, net                                                   2,080,807          2,181,901
Notes receivable and other assets                                  23,497            258,865
                                                            -------------       ------------

          Total assets                                      $  27,855,900       $ 23,411,221
                                                            =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank lines                                                   3,747,000          1,170,000
   Accounts payable                                             2,888,714          2,526,325
   Current portion of notes and leases payable                    485,786            347,190
   Accrued liabilities                                            898,862            646,135
   Customer deposits                                               47,829            282,581
                                                            -------------       ------------

          Total current liabilities                             8,068,191          4,972,231

Notes and leases payable, excluding current maturities          2,288,067          1,171,069
Mandatory stock warrant obligation                                 19,500             19,500
Deferred gain on sale of property                                       0            238,075
                                                            -------------       ------------

          Total liabilities                                    10,375,758          6,400,875

Shareholders' equity:
   Common stock                                                    94,602             94,312
   Additional paid-in capital                                  44,314,826         44,256,367
   Foreign currency translation adjustment                          7,945             15,267
   Accumulated deficit                                        (26,937,231)       (27,355,600)
                                                            -------------       ------------

          Total shareholders' equity                           17,480,142         17,010,346
                                                            -------------       ------------

          Total liabilities and shareholders' equity        $  27,855,900       $ 23,411,221
                                                            =============       ============


See accompanying notes to consolidated financial statements

                         CONSEP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED
                                            -------------------------------
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                1997             1996
                                            -------------       -----------
                                                       (UNAUDITED)
REVENUES
   Proprietary products                     $   2,769,892       $ 2,225,949
   Distribution products                        6,877,718         6,142,008
                                            -------------       -----------

          Total revenues                        9,647,610         8,367,957
                                            -------------       -----------

COST OF REVENUES
   Proprietary products                         1,865,285         1,404,390
   Distribution products                        5,739,866         5,110,633
                                            -------------       -----------

          Total cost of revenues                7,605,151         6,515,023
                                            -------------       -----------

          Gross margin                          2,042,459         1,852,934
                                            -------------       -----------

OPERATING EXPENSES (note 3)
   Research and development                       285,591           319,982
   Selling, general and administrative          1,585,031         1,399,443
   Distribution                                   848,759           858,509
                                            -------------       -----------

          Total operating expenses              2,719,381         2,577,934
                                            -------------       -----------

          Operating loss                         (676,922)         (725,000)
                                            -------------       -----------

OTHER INCOME (EXPENSE)
   Interest income                                 40,730            44,025
   Interest expense                              (156,365)         (102,840)
   Other, net                                     101,923           (13,724)
                                            -------------       -----------

          Net other expense                       (13,712)          (72,539)
                                            -------------       -----------

          Net loss                          $    (690,634)      $  (797,539)
                                            =============       ===========

Net loss per common and common
   equivalent share (note 4)                $       (0.07)      $     (0.10)
                                            =============       ===========

Weighted average number of common
   and common equivalent shares
   outstanding (note 4)                         9,455,881         7,659,153
                                            =============       ===========


See accompanying notes to consolidated financial statements

                         CONSEP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    NINE MONTHS ENDED
                                             --------------------------------
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                  1997               1996
                                             -------------       ------------
                                                        (UNAUDITED)
REVENUES
   Proprietary products                      $  12,157,681       $  9,523,740
   Distribution products                        22,095,804         19,737,527
                                             -------------       ------------

          Total revenues                        34,253,485         29,261,267
                                             -------------       ------------

COST OF REVENUES
   Proprietary products                          7,252,970          5,692,329
   Distribution products                        18,092,117         16,018,581
                                             -------------       ------------

          Total cost of revenues                25,345,087         21,710,910
                                             -------------       ------------

          Gross margin                           8,908,398          7,550,357
                                             -------------       ------------

OPERATING EXPENSES (note 3)
   Research and development                        899,706            958,364
   Selling, general and administrative           5,180,301          4,242,817
   Distribution                                  2,680,788          2,517,058
                                             -------------       ------------

          Total operating expenses               8,760,795          7,718,239
                                             -------------       ------------

          Operating income (loss)                  147,603           (167,882)
                                             -------------       ------------

OTHER INCOME (EXPENSE)
   Interest income                                  92,727            119,915
   Interest expense                               (327,068)          (257,709)
   Other, net                                      505,107            (31,374)
                                             -------------       ------------

          Net other income (expense)               270,766           (169,168)
                                             -------------       ------------

          Net income (loss)                  $     418,369       $   (337,050)
                                             =============       ============

Net income (loss) per common and common
   equivalent share (note 4)                 $        0.04       $      (0.04)
                                             =============       ============

Weighted average number of common
   and common equivalent shares
   outstanding (note 4)                          9,531,108          7,619,385
                                             =============       ============


See accompanying notes to consolidated financial statements

                         CONSEP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  NINE MONTHS ENDED
                                                                          ---------------------------------
                                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                                               1997               1996
                                                                          -------------       -------------
                                                                                     (UNAUDITED)
OPERATING ACTIVITIES
   Net income (loss)                                                      $     418,369       $    (337,050)
   Adjustments to reconcile net income to
      net cash used in operating activities:
         Depreciation and amortization                                          864,384             788,944
         Provision for bad debts                                                 95,757               1,223
         Inventory reserve                                                       84,884              63,615
         Loss on disposal of equipment                                            3,016               6,426
         Other non-cash items                                                    (9,316)            (12,225)
         Changes in assets and liabilities, net of amounts acquired:
            Short-term investments                                                  500              33,333
            Accounts receivable                                              (4,376,317)         (2,904,348)
            Other receivables                                                  (556,581)           (307,592)
            Inventories                                                        (649,598)            834,004
            Prepaid expenses                                                    702,817              67,452
            Accounts payable                                                    373,410             (24,686)
            Accrued liabilities                                                 292,237             132,089
            Other assets                                                          6,461             (62,156)
            Customer deposits                                                  (234,746)           (429,475)
                                                                          -------------       -------------

               Net cash used in operating activities                         (2,984,723)         (2,150,446)
                                                                          -------------       -------------

INVESTING ACTIVITIES
   Acquisition of intangible assets                                            (144,031)           (253,670)
   Acquisition of property, plant and equipment                              (1,085,220)           (719,127)
   Proceeds from sale of property, plant and equipment                            1,000               6,000
   Issuance of notes receivable, net of payments received                       287,867             231,747
                                                                          -------------       -------------

               Net cash used in investing activities                           (940,384)           (735,050)
                                                                          -------------       -------------

FINANCING ACTIVITIES
   Increase in bank lines                                                     2,577,340           1,585,348
   Proceeds from issuance of notes payable                                      250,000                   0
   Principal payments on notes payable                                         (326,127)           (480,050)
   Net proceeds from issuance of common stock                                    58,749             199,505
                                                                          -------------       -------------

               Net cash provided by financing activities                      2,559,962           1,304,803
                                                                          -------------       -------------

               Effect of exchange rate changes on cash
                        and cash equivalents                                       (717)                156
                                                                          -------------       -------------

               Net decrease in cash and cash equivalents                     (1,365,862)         (1,580,537)

Cash and cash equivalents at beginning of period                              2,443,508           2,069,595
                                                                          -------------       -------------

Cash and cash equivalents at end of period                                $   1,077,646       $     489,058
                                                                          =============       =============



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


NOTE 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

                                   September 30,     December 31,
                                       1997              1996
                                   ------------      ------------

Raw materials                      $  1,588,787      $  2,196,006
Work in process                          15,725            44,963
Finished goods - proprietary          4,455,080         3,528,880
Finished goods - distribution         2,909,480         2,717,836
                                   ------------      ------------
                                      8,969,072         8,487,685
Less reserve for obsolescence           419,341           493,979
                                   ------------      ------------

                                   $  8,549,731      $  7,993,706
                                   ============      ============


NOTE 3 - OPERATING EXPENSES

Research and development and selling, general and administrative expenses are allocated to the Company's proprietary product operations. Distribution expenses consist entirely of selling, general and administrative costs of the Company's distribution operations.


NOTE 4 - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

For the three and nine months ended September 30, 1997 and 1996, net income per common and common equivalent share is based upon the weighted average number of common shares outstanding during each period plus, to the extent dilutive, the effect of common shares contingently issuable from the exercise of stock options.

NOTE 5 - SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURES

Cash paid for interest and income taxes was as follows:

         Nine Months Ended                                        Income
           September 30,                      Interest             Taxes
           -------------                      --------             -----

              1997                          $  333,202        $   13,431
              1996                          $  243,051        $    9,996

Following is a summary of non-cash investing and financing activities of the Company for the nine months ended September 30, 1997 and 1996:

        During the nine months ended September 30, 1997, the Company acquired equipment and vehicles for $208,406 through the issuance of notes and leases payable. In June 1997, the Company completed the purchase of its headquarters and manufacturing facility which was partially financed by a $1,125,000 note payable to a bank.

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

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB No. 15. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS No. 128 at December 31, 1997 for the year then ended. All prior period EPS data presented at year end will be restated to conform with SFAS No.
128. The Company does not expect this statement to have a significant impact on its calculations.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components. The Statement requires that all items that are income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement was only recently issued, and the Company has not yet determined the impact of adoption on its disclosure requirements.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Statement was only recently issued, and the Company has not yet determined the impact of adoption on its disclosure requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Consep derives its revenues from the sale of its proprietary products to the commercial agriculture and consumer home, lawn and garden markets and from sales by its distribution subsidiaries of products produced by other manufacturers, including both biorational insect control products and conventional toxic pesticides as well as fertilizers and farm supplies. The Company's primary focus is the development of proprietary products and expansion of the markets for those products. A significant element of the Company's strategy for the commercialization of its proprietary commercial agriculture products has been to acquire distribution operations in key agricultural regions and to introduce its proprietary products through those operations. In addition, the Company distributed for the first time in the 1997 season a line of consumer products, based on natural oils, to repel biting insects. These insect repellent products, which are manufactured by, and are the proprietary products of, a third party, are being marketed on an exclusive basis in the United States under the Company's Bite Blocker label as part of its consumer proprietary product line.

Proprietary product revenues increased 27.7% for the nine months ended September 30, 1997 as compared to the corresponding period of 1996. This increase in proprietary product revenues for the nine months ended September 30, 1997, combined with a 11.9% increase in distribution revenues, and offset by a 13.5% increase in operating expenses for the same period, contributed to an increase of approximately $755,000 in net income for the nine months ended September 30, 1997 as compared to the corresponding period of 1996. This increase in net income includes an accrual of approximately $320,000 for estimated insurance recoveries for additional pheromone expenses incurred in the nine months ended September 30, 1997. See "Results of Operations - Gross Margin."

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

The Company has incurred annual operating losses since its inception in 1984. The Company expects to incur an annual operating loss for 1997. The Company believes annual profitability will be dependent on continued growth of revenues, maintaining or strengthening gross margins and controlling the growth of operating expenses. There can be no assurance that the Company will become profitable on an annual basis.

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

RESULTS OF OPERATIONS

REVENUES. Total revenues for the three months ended September 30, 1997 increased 15.3% to approximately $9.6 million from approximately $8.4 million in the corresponding period of 1996. For the nine months ended September 30, 1997, total revenues increased 17.1% to approximately $34.3 million from approximately $29.3 million in the corresponding period of 1996. Revenues from the sale of proprietary products increased 24.4% during the three months ended September 30, 1997 to approximately $2.8 million from approximately $2.2 million in the corresponding period of 1996. For the nine months ended September 30, 1997, revenues from the sale of proprietary products were approximately $12.2 million, an increase of 27.7% over proprietary product revenues of approximately $9.5 million recorded in the corresponding period of 1996. Revenues from the Company's distribution operations increased 12.0% during the three months ended September 30, 1997 to approximately $6.9 million from approximately $6.1 million in the corresponding period of 1996. For the nine months ended September 30, 1997, distribution revenues were approximately $22.1 million, an increase of 11.9% over distribution revenues of approximately $19.7 million in the corresponding period of 1996.

The growth in proprietary product revenues for the three months ended September 30, 1997 was primarily attributable to the Company's sale of its Farchan research chemicals catalog business and inventory, increased sales of the Company's SureFire consumer products and growth in sales of the Company's commercial agriculture products.

Specialty chemical sales by Farchan increased 36.0% in the three months ended September 30, 1997 as compared to the corresponding periods of 1996. This increase in Farchan revenues was attributable to the sale of the research chemicals catalog business and inventory to GFS Chemicals, Inc. of Powell, Ohio. For the nine months ended September 30, 1997, specialty chemical sales by Farchan decreased by approximately $171,000 or 14.6%. The decrease in sales by Farchan was primarily the result of the fire in October of 1996 that destroyed its primary manufacturing facility in Gainesville, Florida.

Revenues from the sale of commercial agriculture products increased approximately $53,000 and $1.1 million, or 4.6% and 34.5%, respectively, for the three months and nine months ended September 30, 1997 as compared to the corresponding periods of 1996. The increase in revenues for the three months ended September 30, 1997 from sales of commercial agriculture products was primarily attributable to (i) increased sales of the CheckMate product to control codling moth ("CheckMate CM") into markets in the southern hemisphere and (ii) sales of the new CheckMate flowable product to control tomato pinworm ("CheckMate TPW-F"). These increases were substantially offset by a decrease in the Company's CheckMate products to control pink bollworm in cotton ("CheckMate PBW" and "CheckMate PBW-F"). The decrease in CheckMate PBW and PBW-F revenues was primarily attributable to cooler weather conditions that led to significantly reduced pink bollworm populations. In addition to the cooler weather, the decrease in cotton product sales was also a result of the increased use by growers of transgenic Bt cotton seed, a genetically engineered insect resistant cotton.

The increase in revenues for the nine months ended September 30, 1997 from sales of commercial agriculture products was primarily attributable to (i) the introduction of a new combination CheckMate product to control both peach twig borer and oriental fruit moth ("CheckMate SF"), (ii) a 65.9% increase in revenues from sales of the CheckMate products to control tomato pinworm, CheckMate TPW and CheckMate TPW-F and (iii) the increase in revenues from sales of CheckMate CM in the southern hemisphere. The increase in CheckMate TPW revenues was primarily the result of the Company's strengthening its sales organization in Mexico in the first six months of 1996.

Revenues from the sale of consumer products from the Company's SureFire and Bite Blocker line of products in the United States and Chemfree products in Canada increased by approximately $346,000 and $1.7 million, or 51.8% and 32.8%, respectively, for the three months and nine months ended September 30, 1997 as compared to the corresponding periods of 1996. This growth in consumer product revenues in the three months ended September 30, 1997 was primarily attributable to a 49.0% increase in the Company's SureFire line of products as compared to the corresponding period in 1996. The growth in consumer product revenues for the nine months ended September 30, 1997 was primarily attributable to the introduction of the Company's new Bite Blocker line of insect repellent products. These Bite Blocker product revenues were partially offset by a 24.9% decrease in revenues from sales of the Company's SureFire line of products in the United States as compared to the nine months ended September 30, 1996. The Company believes the decrease in SureFire revenues was the result of excess inventory at the retail level carried over from 1996 which reduced the amount of new orders placed in the early months of 1997. Although weather conditions improved in the third quarter of 1997, significantly cooler than normal weather in the late spring, which reduced insect populations, was a major contributor to the reduction in consumer product sales for nine months ended September 30, 1997 as compared to the corresponding period of 1996.

The revenue increase of 12.0% and 11.9%, respectively, from the Company's distribution operations during the three months and nine months ended September 30, 1997 as compared to the corresponding periods of 1996 was primarily the result of favorable weather conditions and a slightly increased and more experienced sales force at the Company's distribution operations. In addition, the revenue increase in the three months ended September 30, 1997 was also attributable to an increase in insect populations in certain regions in California that resulted in higher sales of traditional pesticides.

GROSS MARGIN. The consolidated gross margin for the Company decreased to 21.2% in the three months ended September 30, 1997 from 22.1% in the corresponding period of 1996. For the nine months ended September 30, 1997, the consolidated gross margin was 26.0% compared to 25.8% in the corresponding period of 1996. The gross margin on the sale of proprietary products during the three months ended September 30, 1997 decreased to 32.7% from the 36.9% gross margin achieved on proprietary product revenues in the corresponding period of 1996. Gross margin on proprietary products remained approximately the same at 40.3% in the nine month period ended September 30, 1997, compared to 40.2% in the corresponding period of 1996. Distribution gross margins decreased in the three month and nine month periods ended September 30, 1997 to 16.5% and 18.1%, from 16.8% and 18.8%, respectively, in the corresponding periods of 1996.

The gross margin on commercial agriculture proprietary product sales for the three months ended September 30, 1997 increased to 36.9% from 36.0% in the corresponding period of 1996. The increase was primarily attributable to (i) changes in the product sales mix and (ii) increases in the overall sales and production volumes allowing manufacturing costs to be allocated over a larger base of products. The gross margin on commercial agriculture product sales for the nine months ended September 30, 1997 decreased to 35.8% from 39.7% in the corresponding period of 1996. The decrease was primarily attributable to (i) lower margins on the Company's CheckMate product to control codling moth ("CheckMate CM") due to flexible pricing to introduce the product into Europe and to recover lost markets in the United States as a result of the previously reported performance problems encountered in 1996, along with higher costs of manufacturing the new improved CheckMate CM product and (ii) additional manufacturing costs in the first quarter primarily associated with the late arrival of production equipment, overtime incurred to meet unexpected demand and the re-work of inventory carried over from prior years. Somewhat offsetting these decreases to the gross margin were the increases in the three months ended September 30, 1997 discussed above. The gross margin on commercial agriculture proprietary products includes an accrual of approximately $320,000 for estimated insurance recoveries for additional pheromone expenses incurred in the nine months ended September 30, 1997 due to the October 1996 fire that destroyed the Company's specialty chemicals manufacturing facility. This accrual reduced cost of revenues by approximately $320,000 and positively impacted the gross margin percentage on commercial agriculture proprietary product sales by 7.4% for the nine month period ended September 30, 1997. To date, the Company has not reached a final settlement with its insurance carrier for the claim. The investigation by the insurance carrier has been completed, but settlement discussions have reached an impasse and the Company has filed a lawsuit against its insurance carrier, MSI Insurance Company, in the Federal District Court in Portland, Oregon to recover its claims. Although the Company intends to vigorously pursue full recovery of its claims in the pending legal proceedings, there can be no assurance that the Company will prevail in the litigation or that the Company will be recover its claims in full.

The gross margins on proprietary consumer product sales for the three months and nine months ended September 30, 1997 increased to 37.3% and 47.2%, respectively, from 36.4% and 38.3% in the corresponding periods of 1996. The increase for the three months ended September 30, 1997 is primarily attributable changes in the product sales mix within the SureFire line of products. The increase for the nine months ended September 30, 1997 is primarily attributable to the 57.7% gross margin realized on sales of the new Bite Blocker product line in the nine months ended September 30, 1997. Sales of specialty chemicals produced gross margins of 14.6% and 12.0%, respectively, in the three months and nine months ended September 30, 1997, down from the 40.4% and 50.4% gross margins, respectively, reported in the corresponding periods of 1996. The variance in gross margin for specialty chemical sales was the direct result of the October 1996 fire that destroyed Farchan's primary manufacturing facility in Gainesville, Florida, which prevented Farchan from manufacturing higher margin specialty chemical products during the nine months ended September 30, 1997.

The gross margins from distribution revenues decreased to 16.5% and 18.1%, respectively, from 16.8% and 18.8% for the three months and nine months ended September 30, 1997 as compared to the corresponding periods of 1996. The decreases were primarily attributable to the differences in the product sales mix for the distribution operations. Included in the results for the nine months ended September 30, 1997 was approximately $200,000 of unanticipated 1996 manufacturers' rebates which had not been accrued for in 1996. These rebates improved the distribution gross margin percentage by approximately 0.9%.

OPERATING EXPENSES. Operating expenses during the three months ended September 30, 1997 increased 5.5% to approximately $2.7 million from approximately $2.6 million in the corresponding period of 1996. During the nine months ended September 30, 1997, operating expenses increased 13.5% to approximately $8.8 million from approximately $7.7 million in the corresponding period of 1996. The increased operating expenses during the three months ended September 30, 1997, as compared to the corresponding period of 1996, were primarily attributable to selling and marketing expenses related to the Company's new Bite Blocker line of insect repellent products.

The increased operating expenses during the nine months ended September 30, 1997, as compared to the corresponding period of 1996, were primarily attributable to (i) selling and marketing expenses related to the Company's new Bite Blocker line of insect repellent products and (ii) a write down of $175,000 to adjust the carrying value of the unfinished specialty chemicals facility in Alachua, Florida to its estimated fair market value. As a result of the decision to rebuild, in Bend, Oregon, the specialty chemicals facility destroyed by fire in October 1996, the Company intends to sell the facility in Alachua and estimates its fair market value to be less than its carrying value. See "Liquidity and Capital Resources."

OTHER INCOME AND EXPENSE. During the three months ended September 30, 1997, the Company recorded net other expense of approximately $14,000 compared to approximately $73,000 in the corresponding period of 1996. This decrease is primarily attributable to the recognition of approximately $100,000 in estimated proceeds from the insurance company for the business interruption coverage relating to the Farchan fire. Offsetting this decrease in net other expense for the three months ended September 30, 1997 was an increase of approximately $54,000 in interest expense as a result of increased average borrowings outstanding as compared to the corresponding period of 1996. For the nine months ended September 30, 1997 the Company recorded net other income of approximately $271,000 compared to net other expense of approximately $169,000 during the corresponding period of 1996. The increase in net other income for the nine months ended September 30, 1997 was primarily attributable to (i) the recognition of a deferred gain of approximately $195,000 relating to the 1994 sale and leaseback of the Company's headquarters and manufacturing facility and
(ii) a $295,000 estimated reimbursement from the insurance company for the business interruption coverage relating to the Farchan fire, of which approximately $208,000 has been reimbursed by the insurance company.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has used funds generated from operations, equity financings and bank borrowings to fund its research and development, marketing, acquisition of capital equipment, acquisitions of other business operations and working capital requirements. In October 1996, the Company completed a follow-on public offering of its common stock which raised approximately $4.6 million net of related offering costs. Since its inception, the Company has raised approximately $44.4 million of equity. In addition to equity financing, the Company operates under a bank line of credit with a maximum borrowing capacity of $7.5 million to support the working capital requirements of both its principal proprietary product and distribution operations. This line of credit, which was set to mature in September 1997, has been extended until November 23, 1997 while the Company negotiates with its bank for a renewal with terms more favorable to the Company. This line of credit is secured by substantially all of the Company's current assets. At September 30, 1997, the Company was in compliance with all covenants related to the line of credit.

At September 30, 1997, the Company had cash, cash equivalents and short-term investments of approximately $1.2 million and working capital of approximately $10.6 million. Borrowings under revolving lines of credit were approximately $3.7 million. The Company believes that cash and cash equivalents at September 30, 1997, funds generated from operations and funds available from existing bank lines of credit will be sufficient to fund the Company's operations through at least 1998. The Company's capital needs may increase depending upon several factors, including future acquisitions, changes to planned research and development activities, expanded manufacturing and commercialization programs, additional technological, regulatory and competitive developments and the timing of regulatory approvals for new products. As a result, the Company may need to raise additional funds. There can be no assurance that additional financing would be available and, if available, that the terms would be acceptable to the Company.

On October 16, 1996, one of two buildings, in Gainesville, Florida, owned by Consep's Farchan subsidiary, was destroyed by fire. The building served as a manufacturing facility for certain pheromones used in certain of the Company's commercial agriculture products, as well as specialty chemicals sold to research organizations, pharmaceutical companies and the agricultural industry. At the direction of the U.S. Environmental Protection Agency (the "EPA"), the Company conducted chemical analysis of the soil and groundwater at the Farchan facility which resulted in findings that any potential contaminants were below EPA-allowed limits. Based on the results of the testing, the EPA and the state of Florida have both lifted all restrictions on the Farchan site and the Company is attempting to sell the property.

Although the Company believes it has adequate insurance to cover all losses related to the Farchan fire, it has not reached a final settlement with its insurance carrier for claims associated with its additional expenses for outside pheromone purchases or business interruption losses. The Company has recorded an estimated $87,000 receivable due from the insurance company relating to the business interruption coverage for losses from the date of the fire through July 31, 1997, the end of the indemnity period. The largest portion of the Company's claim relates to additional expenses incurred by the Company in 1996 and 1997 for the purchase of pheromones from third party manufacturers at substantially higher costs than would have been incurred if the pheromones had been manufactured by Farchan. The Company's claim for such additional expenses is $530,000 and the investigation by the insurance carrier has been completed, but settlement discussions have reached an impasse and the Company has filed a lawsuit against its insurance carrier, MSI Insurance Company, in the Federal District Court in Portland, Oregon to recover its claims. In addition to the business interruption insurance coverage discussed above, the Company has recorded an estimated $320,000 receivable due from the insurance company relating to the additional expenses incurred for pheromones purchased from third party manufacturers. Although the Company intends to vigorously pursue full recovery of its claims in the pending legal proceedings, there can be no assurance that the Company will prevail in the litigation or that the Company will recover its claims in full.

As an indirect result of the fire at the Farchan facility, the Company believes it is not feasible to proceed with plans to finish and occupy its proposed plant in nearby Alachua, Florida. The Company plans to remove all of its equipment from the Alachua facility and sell the land and building. The Company has also decided not to rebuild the manufacturing facility at its Gainesville site. At the present time, the Company plans to build a specialty chemical facility to produce pheromones and other specialty chemicals adjacent to its headquarters and manufacturing facility in Bend, Oregon. The Company has received site permit approval from the City of Bend and is in the process of finishing design work for submission to the City of Bend. The Company believes the cost of the new facility will range from $750,000 to $900,000. In June 1997, the Company completed the purchase of its headquarters and manufacturing facility in Bend, Oregon for a purchase price of approximately $1.5 million. The Company has also received a loan commitment with a bank to provide approximately $1.7 million in debt financing to help fund the purchase of the Company's headquarters and manufacturing facility and the construction of the new specialty chemicals manufacturing facility, of which approximately $1.1 million has been advanced for the purchase of the existing facility. In addition, the Company received a term loan of $250,000 from its primary bank to help fund the purchase of the existing facility. The Company intends to fund the balance of the expected costs of construction of the new facility out of its internal cashflow. The cost of the additional equipment needed to complete the new facility is estimated to range from $300,000 to $500,000. The Company expects to finance at least fifty percent of the additional equipment through bank loans and/or equipment leasing arrangements. There can be no assurance that additional financing will be available and, if available, that the terms will be acceptable to the Company. Assuming the availability of adequate equipment financing arrangements and sufficient internal cashflow, the Company believes the new facility can be operational by the end of the second quarter of 1998 and should be able to produce some pheromones for the 1998 season.

The Company does not expect the Farchan fire and the resulting loss of the manufacturing facility to have a material adverse effect on the Company's business, financial condition or results of operations, since the Company (i) has property damage, environmental remediation, business interruption and additional expense insurance which covers the destroyed facility, its contents, the underlying property and the associated manufacturing operations, (ii) is proceeding with its plans to build a specialty chemical manufacturing facility in Bend, Oregon, which it believes can be operational in sufficient time to produce some pheromones for the 1998 season and (iii) has secured alternative sources of supply of pheromones for the 1998 season which it would otherwise have purchased from Farchan.

The statements set forth above regarding estimated insurance recoveries and the Company's plans for replacing the destroyed specialty chemicals manufacturing facility, are forward-looking statements which are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, the Company not recovering its claims in the pending litigation with its insurance carrier and unanticipated delays or difficulties in i) obtaining regulatory approvals needed to construct the new manufacturing facility, ii) internally funding the construction of the new specialty chemical manufacturing facility or iii) securing the financing to fund the purchase of additional manufacturing equipment. The forward-looking statements should be considered in light of these risks and uncertainties.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

               Exhibit
               Number                              Description
               ------                              -----------

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


                                            CONSEP, INC.
                                            (REGISTRANT)



DATE:  November , 1997                 By:   /s/ VOLKER G. OAKEY
       ---------------                      ------------------------------------
                                            VOLKER G. OAKEY
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer


DATE:  November , 1997                 By:   /s/ LARRY KATZ
       ---------------                      ------------------------------------
                                            LARRY KATZ
                                            Vice President, Finance and
                                            Chief Financial Officer