Form 10-Q/A
period 1997-09-30
CONSEP INC
filed 1997-11-25
CIK 914978

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


                                             CONSEP, INC.
                                             (REGISTRANT)



DATE:  November 12, 1997                 By: /s/ VOLKER G. OAKEY
       -----------------                     -----------------------------------
                                             VOLKER G. OAKEY
                                             Chairman of the Board,
                                             President and Chief
                                             Executive Officer


DATE:  November 12, 1997                 By: /s/ LARRY KATZ
       -----------------                     -----------------------------------
                                             LARRY KATZ
                                             Vice President, Finance and
                                             Chief Financial Officer