Form 10-Q/A
period 1997-06-30
CONSEP INC
filed 1998-03-26
CIK 914978

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

                                  CONSEP, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          CONSEP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                              JUNE 30,          DECEMBER 31,
                                                                1997               1996
                                                            ------------       ------------
                                                                      (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                $  2,832,338       $  2,443,508
   Short-term investments                                        102,667            103,167
   Accounts receivable, net                                    9,873,530          3,601,912
   Other receivables                                             685,022            296,358
   Inventories, net (note 2)                                  10,110,892          7,993,706
   Prepaid expenses                                              409,182            966,102
                                                            ------------       ------------

          Total current assets                                24,013,631         15,404,753

Property, plant and equipment, net                             5,433,921          4,020,456
Intangible assets, net                                         1,439,276          1,545,246
Goodwill, net                                                  2,112,861          2,181,901
Notes receivable and other assets                                236,901            258,865
                                                            ------------       ------------

          Total assets                                      $ 33,236,590       $ 23,411,221
                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank lines                                                  5,584,000          1,170,000
   Accounts payable                                            5,646,543          2,526,325
   Current portion of notes and leases payable                   503,039            347,190
   Accrued liabilities                                         1,064,726            646,135
   Customer deposits                                              97,229            282,581
                                                            ------------       ------------

          Total current liabilities                           12,895,537          4,972,231

Notes and leases payable, excluding current maturities         2,375,657          1,171,069
Mandatory stock warrant obligation                                19,500             19,500
Deferred gain on sale of property                                      0            238,075
                                                            ------------       ------------

          Total liabilities                                   15,290,694          6,400,875

Shareholders' equity:
   Common stock                                                   94,475             94,312
   Additional paid-in capital                                 44,288,023         44,256,367
   Foreign currency translation adjustment                         4,995             15,267
   Accumulated deficit                                       (26,441,597)       (27,355,600)
                                                            ------------       ------------

          Total shareholders' equity                          17,945,896         17,010,346
                                                            ------------       ------------

          Total liabilities and shareholders' equity        $ 33,236,590       $ 23,411,221
                                                            ============       ============


See accompanying notes to consolidated financial statements

                          CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS ENDED
                                            -------------------------------
                                              JUNE 30,           JUNE 30,
                                                1997               1996
                                            ------------       ------------
                                                       (UNAUDITED)
REVENUES
   Proprietary products                     $  4,599,952       $  3,722,565
   Distribution products                       9,180,282          7,961,130
                                            ------------       ------------

          Total revenues                      13,780,234         11,683,695
                                            ------------       ------------

COST OF REVENUES
   Proprietary products                        2,486,255          2,216,924
   Distribution products                       7,559,161          6,527,117
                                            ------------       ------------

          Total cost of revenues              10,045,416          8,744,041
                                            ------------       ------------

          Gross margin                         3,734,818          2,939,654
                                            ------------       ------------

OPERATING EXPENSES (note 3)
   Research and development                      304,559            359,880
   Selling, general and administrative         2,254,007          1,528,808
   Distribution                                  915,435            860,783
                                            ------------       ------------

          Total operating expenses             3,474,001          2,749,471
                                            ------------       ------------

          Operating income                       260,817            190,183
                                            ------------       ------------

OTHER INCOME (EXPENSE)
   Interest income                                27,403             32,891
   Interest expense                             (127,032)           (96,549)
   Other, net                                    150,024            (20,534)
                                            ------------       ------------

          Net other income (expense)              50,395            (84,192)
                                            ------------       ------------

          Net income                        $    311,212       $    105,991
                                            ============       ============

Net income per common and common
   equivalent share (note 4)                $       0.03       $       0.01
                                            ============       ============

Weighted average number of common
   and common equivalent shares
   outstanding (note 4)                        9,537,979          7,832,489
                                            ============       ============









See accompanying notes to consolidated financial statements

                          CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    SIX MONTHS ENDED
                                            -------------------------------
                                              JUNE 30,           JUNE 30,
                                                1997               1996
                                            ------------       ------------
                                                       (UNAUDITED)
REVENUES
   Proprietary products                     $  9,387,789       $  7,297,790
   Distribution products                      15,218,086         13,595,520
                                            ------------       ------------

          Total revenues                      24,605,875         20,893,310
                                            ------------       ------------

COST OF REVENUES
   Proprietary products                        5,387,687          4,287,939
   Distribution products                      12,352,250         10,907,948
                                            ------------       ------------

          Total cost of revenues              17,739,937         15,195,887
                                            ------------       ------------

          Gross margin                         6,865,938          5,697,423
                                            ------------       ------------

OPERATING EXPENSES (note 3)
   Research and development                      614,116            638,383
   Selling, general and administrative         3,595,270          2,843,372
   Distribution                                1,832,027          1,658,550
                                            ------------       ------------

          Total operating expenses             6,041,413          5,140,305
                                            ------------       ------------

          Operating income                       824,525            557,118
                                            ------------       ------------

OTHER INCOME (EXPENSE)
   Interest income                                51,997             75,890
   Interest expense                             (170,703)          (154,869)
   Other, net                                    208,184            (17,650)
                                            ------------       ------------

          Net other income (expense)              89,478            (96,629)
                                            ------------       ------------

          Net income                        $    914,003       $    460,489
                                            ============       ============

Net income per common and common
   equivalent share (note 4)                $       0.10       $       0.06
                                            ============       ============

Weighted average number of common
   and common equivalent shares
   outstanding (note 4)                        9,543,889          7,824,322
                                            ============       ============









See accompanying notes to consolidated financial statements

                          CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS ENDED
                                                                          -----------------------------
                                                                            JUNE 30,          JUNE 30,
                                                                              1997              1996
                                                                          -----------       -----------
                                                                                    (UNAUDITED)
OPERATING ACTIVITIES
   Net income                                                             $   914,003       $   460,489
   Adjustments to reconcile net income to
      net cash used in operating activities:
         Depreciation and amortization                                        574,015           512,971
         Provision for bad debts                                               72,038           (41,039)
         Inventory reserve                                                     61,077            44,115
         Loss (gain) on disposal of equipment                                    (362)            8,667
         Other non-cash items                                                 184,102            (5,098)
         Changes in assets and liabilities, net of amounts acquired:
            Short-term investments                                                500            33,183
            Accounts receivable                                            (6,379,108)       (4,819,569)
            Other receivables                                                (388,664)         (214,743)
            Inventories                                                    (2,186,403)         (428,765)
            Prepaid expenses                                                  555,944            (9,035)
            Accounts payable                                                3,125,248         2,444,478
            Accrued liabilities                                               458,091           439,947
            Other assets                                                        6,461            (5,000)
            Customer deposits                                                (185,346)         (402,985)
                                                                          -----------       -----------

               Net cash used in operating activities                       (3,188,404)       (1,982,384)
                                                                          -----------       -----------

INVESTING ACTIVITIES
   Acquisition of intangible assets                                           (39,920)         (226,200)
   Acquisition of property, plant and equipment                              (934,047)         (468,560)
   Proceeds from sale of property, plant and equipment                              0             1,000
   Issuance of notes receivable, net of payments received                      51,216           198,414
                                                                          -----------       -----------

               Net cash used in investing activities                         (922,751)         (495,346)
                                                                          -----------       -----------

FINANCING ACTIVITIES
   Increase in bank lines                                                   4,414,340         1,007,589
   Proceeds from issuance of notes payable                                    250,000                 0
   Principal payments on notes payable                                       (196,228)         (192,887)
   Net proceeds from issuance of common stock                                  31,819           167,728
                                                                          -----------       -----------

               Net cash provided by financing activities                    4,499,931           982,430
                                                                          -----------       -----------

               Effect of exchange rate changes on cash
                        and cash equivalents                                       54               211
                                                                          -----------       -----------

               Net increase (decrease) in cash and cash equivalents           388,830        (1,495,089)

Cash and cash equivalents at beginning of period                            2,443,508         2,069,595
                                                                          -----------       -----------

Cash and cash equivalents at end of period                                $ 2,832,338       $   574,506
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

NOTE 5 - SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURES

Cash paid for interest and income taxes was as follows:

          Six Months Ended                                         Income
              June 30,                         Interest             Taxes
              --------                         --------             -----
               1997                          $  172,392        $   11,844
               1996                          $  139,359        $    5,399

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

Proprietary product revenues increased 28.6% for the six months ended June 30, 1997 as compared to the corresponding period of 1996. This increase in proprietary product revenues for the six months ended June 30, 1997, combined with a 1.4% increase in proprietary product margin percentage, a 17.5% increase in operating expenses and a 11.9% increase in distribution revenues for the same period, contributed to a 98.5% increase in net income for the six months ended June 30, 1997 as compared to the corresponding period of 1996.

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

OTHER INCOME AND EXPENSE. During the three months and six months ended June 30, 1997, the Company recorded net other income of approximately $50,000 and $89,000, respectively, compared to net other expense of approximately $84,000 and $97,000 during the corresponding periods of 1996.

The increase in net other income for the three months ended June 30, 1997 was primarily attributable to a $125,000 estimated reimbursement from the insurance company for the business interruption coverage relating to the Farchan fire. During the six months ended June 30, 1997, the increase in net other income was primarily attributable to a $195,000 estimated reimbursement from the insurance company for the business interruption coverage relating to the Farchan fire, of which $105,000 has been reimbursed by the insurance company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

          Exhibit
          Number                              Description
          ------                              -----------
          10.26                        Loan Modification Agreement with Silicon
                                       Valley Bank*
          10.27                        Amended and Restated Schedule to Loan
                                       and Security Agreement with Silicon
                                       Valley Bank*
          10.28                        Sale and Purchase Agreement for Real
                                       Estate*
          10.29                        Construction Loan Agreement with
                                       Western Bank*
          27.0                         Financial Data Schedule

          *                            Previously filed.

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



DATE:  March 26, 1998                       By: /s/ VOLKER G. OAKEY
       --------------                          --------------------

                                            VOLKER G. OAKEY
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer


DATE:  March 26, 1998                       By: /s/ LARRY KATZ
       --------------                          ---------------

                                            LARRY KATZ
                                            Vice President, Finance and
                                            Chief Financial Officer

                               Exhibit Index

          Exhibit
          Number                              Description
          ------                              -----------
          10.26                        Loan Modification Agreement with Silicon
                                       Valley Bank*
          10.27                        Amended and Restated Schedule to Loan
                                       and Security Agreement with Silicon
                                       Valley Bank*
          10.28                        Sale and Purchase Agreement for Real
                                       Estate*
          10.29                        Construction Loan Agreement with
                                       Western Bank*
          27.0                         Financial Data Schedule

          *                            Previously filed.