Form 10-Q/A
period 1997-09-30
CONSEP INC
filed 1998-03-26
CIK 914978

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CONSEP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                 1997               1996
                                                            ------------       ------------
                                                                      (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                $  1,077,646       $  2,443,508
   Short-term investments                                        102,667            103,167
   Accounts receivable, net                                    7,821,802          3,601,912
   Other receivables                                             852,939            296,358
   Inventories, net (note 2)                                   8,549,731          7,993,706
   Prepaid expenses                                              262,167            966,102
                                                            ------------       ------------

          Total current assets                                18,666,952         15,404,753

Property, plant and equipment, net                             5,394,080          4,020,456
Intangible assets, net                                         1,495,564          1,545,246
Goodwill, net                                                  2,080,807          2,181,901
Notes receivable and other assets                                 23,497            258,865
                                                            ------------       ------------

          Total assets                                      $ 27,660,900       $ 23,411,221
                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank lines                                                  3,747,000          1,170,000
   Accounts payable                                            2,888,714          2,526,325
   Current portion of notes and leases payable                   485,786            347,190
   Accrued liabilities                                           898,862            646,135
   Customer deposits                                              47,829            282,581
                                                            ------------       ------------

          Total current liabilities                            8,068,191          4,972,231

Notes and leases payable, excluding current maturities         2,288,067          1,171,069
Mandatory stock warrant obligation                                19,500             19,500
Deferred gain on sale of property                                      0            238,075
                                                            ------------       ------------

          Total liabilities                                   10,375,758          6,400,875

Shareholders' equity:
   Common stock                                                   94,602             94,312
   Additional paid-in capital                                 44,314,826         44,256,367
   Foreign currency translation adjustment                         7,945             15,267
   Accumulated deficit                                       (27,132,231)       (27,355,600)
                                                            ------------       ------------

          Total shareholders' equity                          17,285,142         17,010,346
                                                            ------------       ------------

          Total liabilities and shareholders' equity        $ 27,660,900       $ 23,411,221
                                                            ============       ============


See accompanying notes to consolidated financial statements

                         CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                THREE MONTHS ENDED
                                           -------------------------------
                                           SEPTEMBER 30,     SEPTEMBER 30,
                                                1997             1996
                                            -----------       -----------
                                                     (UNAUDITED)
REVENUES
   Proprietary products                     $ 2,769,892       $ 2,225,949
   Distribution products                      6,877,718         6,142,008
                                            -----------       -----------

          Total revenues                      9,647,610         8,367,957
                                            -----------       -----------

COST OF REVENUES
   Proprietary products                       1,865,285         1,404,390
   Distribution products                      5,739,866         5,110,633
                                            -----------       -----------

          Total cost of revenues              7,605,151         6,515,023
                                            -----------       -----------

          Gross margin                        2,042,459         1,852,934
                                            -----------       -----------

OPERATING EXPENSES                                               (note 3)
   Research and development                     285,591           319,982
   Selling, general and administrative        1,585,031         1,399,443
   Distribution                                 848,759           858,509
                                            -----------       -----------

          Total operating expenses            2,719,381         2,577,934
                                            -----------       -----------

          Operating income                     (676,922)         (725,000)
                                            -----------       -----------

OTHER INCOME (EXPENSE)
   Interest income                               40,730            44,025
   Interest expense                            (156,365)         (102,840)
   Other, net                                   101,923           (13,724)
                                            -----------       -----------

          Net other income (expense)            (13,712)          (72,539)
                                            -----------       -----------

          Net income                        $  (690,634)      $  (797,539)
                                            ===========       ===========

Net income per common and common
   equivalent share (note 4)                $     (0.07)      $     (0.10)
                                            ===========       ===========

Weighted average number of common
   and common equivalent shares
   outstanding (note 4)                       9,455,881         7,659,153
                                            ===========       ===========









See accompanying notes to consolidated financial statements

                         CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  NINE MONTHS ENDED
                                            -------------------------------
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                1997               1996
                                            ------------       ------------
                                                       (UNAUDITED)
REVENUES
   Proprietary products                     $ 12,157,681       $  9,523,740
   Distribution products                      22,095,804         19,737,527
                                            ------------       ------------

          Total revenues                      34,253,485         29,261,267
                                            ------------       ------------

COST OF REVENUES
   Proprietary products                        7,252,970          5,692,329
   Distribution products                      18,092,117         16,018,581
                                            ------------       ------------

          Total cost of revenues              25,345,087         21,710,910
                                            ------------       ------------

          Gross margin                         8,908,398          7,550,357
                                            ------------       ------------

OPERATING EXPENSES                                                 (note 3)
   Research and development                      899,706            958,364
   Selling, general and administrative         5,180,301          4,242,817
   Distribution                                2,680,788          2,517,058
                                            ------------       ------------

          Total operating expenses             8,760,795          7,718,239
                                            ------------       ------------

          Operating income                       147,603           (167,882)
                                            ------------       ------------

OTHER INCOME (EXPENSE)
   Interest income                                92,727            119,915
   Interest expense                             (327,068)          (257,709)
   Other, net                                    310,107            (31,374)
                                            ------------       ------------

          Net other income (expense)              75,766           (169,168)
                                            ------------       ------------

          Net income                        $    223,369       $   (337,050)
                                            ============       ============

Net income per common and common
   equivalent share (note 4)                $       0.02       $      (0.04)
                                            ============       ============

Weighted average number of common
   and common equivalent shares
   outstanding (note 4)                        9,531,108          7,619,385
                                            ============       ============









See accompanying notes to consolidated financial statements

                         CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED
                                                                         -------------------------------
                                                                         SEPTEMBER 30,     SEPTEMBER 30,
                                                                             1997              1996
                                                                          -----------       -----------
                                                                                     (UNAUDITED)
OPERATING ACTIVITIES
   Net income                                                             $   223,369       $  (337,050)
   Adjustments to reconcile net income to
      net cash used in operating activities:
         Depreciation and amortization                                        864,384           788,944
         Provision for bad debts                                               95,757             1,223
         Inventory reserve                                                     84,884            63,615
         Loss (gain) on disposal of equipment                                   3,016             6,426
         Other non-cash items                                                 185,684           (12,225)
         Changes in assets and liabilities, net of amounts acquired:
            Short-term investments                                                500            33,333
            Accounts receivable                                            (4,376,317)       (2,904,348)
            Other receivables                                                (556,581)         (307,592)
            Inventories                                                      (649,598)          834,004
            Prepaid expenses                                                  702,817            67,452
            Accounts payable                                                  373,410           (24,686)
            Accrued liabilities                                               292,237           132,089
            Other assets                                                        6,461           (62,156)
            Customer deposits                                                (234,746)         (429,475)
                                                                          -----------       -----------

               Net cash used in operating activities                       (2,984,723)       (2,150,446)
                                                                          -----------       -----------

INVESTING ACTIVITIES
   Acquisition of intangible assets                                          (144,031)         (253,670)
   Acquisition of property, plant and equipment                            (1,085,220)         (719,127)
   Proceeds from sale of property, plant and equipment                          1,000             6,000
   Issuance of notes receivable, net of payments received                     287,867           231,747
                                                                          -----------       -----------

               Net cash used in investing activities                         (940,384)         (735,050)
                                                                          -----------       -----------

FINANCING ACTIVITIES
   Increase in bank lines                                                   2,577,340         1,585,348
   Proceeds from issuance of notes payable                                    250,000                 0
   Principal payments on notes payable                                       (326,127)         (480,050)
   Net proceeds from issuance of common stock                                  58,749           199,505
                                                                          -----------       -----------

               Net cash provided by financing activities                    2,559,962         1,304,803
                                                                          -----------       -----------

               Effect of exchange rate changes on cash
                        and cash equivalents                                     (717)              156
                                                                          -----------       -----------

               Net decrease in cash and cash equivalents                   (1,365,862)       (1,580,537)

Cash and cash equivalents at beginning of period                            2,443,508         2,069,595
                                                                          -----------       -----------

Cash and cash equivalents at end of period                                $ 1,077,646       $   489,058
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


NOTE 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

                                  September 30,   December 31,
                                      1997            1996
                                   ----------      ----------
Raw materials                      $1,588,787      $2,196,006
Work in process                        15,725          44,963
Finished goods - proprietary        4,455,080       3,528,880
Finished goods - distribution       2,909,480       2,717,836
                                   ----------      ----------
                                    8,969,072       8,487,685
Less reserve for obsolescence         419,341         493,979
                                   ----------      ----------

                                   $8,549,731      $7,993,706
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

Proprietary product revenues increased 27.7% for the nine months ended September 30, 1997 as compared to the corresponding period of 1996. This increase in proprietary product revenues for the nine months ended September 30, 1997, combined with a 11.9% increase in distribution revenues, and offset by a 13.5% increase in operating expenses for the same period, contributed to an increase of approximately $560,000 in net income for the nine months ended September 30, 1997 as compared to the corresponding period of 1996. This increase in net income includes an accrual of approximately $320,000 for estimated insurance recoveries for additional pheromone expenses incurred in the nine months ended September 30, 1997. See "Results of Operations - Gross Margin."

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

RESULTS OF OPERATIONS

REVENUES. Total revenues for the three months ended September 30, 1997 increased 15.3% to approximately $9.6 million from approximately $8.4 million in the corresponding period of 1996. For the nine months ended September 30, 1997, total revenues increased 17.1% to approximately $34.3 million from approximately $29.3 million in the corresponding period of 1996. Revenues from the sale of proprietary products increased 24.4% during the three months ended September 30, 1997 to approximately $2.8 million from approximately $2.2 million in the corresponding period of 1996. For the nine months ended September 30, 1997, revenues from the sale of proprietary products were approximately $12.2 million, an increase of 27.7% over proprietary product revenues of approximately $9.5 million recorded in the comparable period of 1996. Revenues from the Company's distribution operations increased 12.0% during the three months ended September 30, 1997 to approximately $6.9 million from approximately $6.1 million in the corresponding period of 1996. For the nine months ended September 30, 1997, distribution revenues were approximately $22.1 million, an increase of 11.9% over distribution revenues of approximately $19.7 million in the corresponding period of 1996.

The growth in proprietary product revenues for the three months ended September 30, 1997 was attributable to the Company's sale of its Farchan research and chemicals catalog business and inventory, increased sales of the Company's SureFire consumer products and growth in sales of the Company's commercial agriculture products.

Specialty chemical sales by Farchan increased 36.0% in the three months ended September 30, 1997 as compared to the corresponding period of 1996. This increase in Farchan revenues was attributable to the sale of the research chemicals catalog business and inventory to GFS Chemicals, Inc. of Powell, Ohio. For the nine months ended September 30, 1997, specialty chemical sales by Farchan decreased by approximately $171,000 or 14.6%. The decrease in sales by Farchan was primarily the result of the fire in October of 1996 that destroyed its primary manufacturing facility in Gainesville, Florida.

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

The increase in revenues for the nine months ended September 30, 1997 from sales of commercial agriculture products was primarily attributable to (i) the introduction of a new combination CheckMate product to control both peach twig borer and oriental fruit moth ("CheckMate SF"), (ii) a 65.9% increase in revenues from sales of the CheckMate product to control tomato pinworm, CheckMate TPW and CheckMate TPW-F and (iii) the increase in revenues from sales of CheckMate CM in the southern hemisphere. The increase in CheckMate TPW revenues was primarily the result of the Company's strengthening its sales organization in Mexico in the first six months of 1996.

Revenues from the sale of consumer products from the Company's SureFire and Bite Blocker line of products in the United States and Chemfree products in Canada increased by approximately $346,000 and $1.7 million, or 51.8% and 32.8%, respectively, for the three months and nine months ended September 30, 1997 as compared to the corresponding periods of 1996. This growth in consumer product revenues in the three months ended September 30, 1997 was primarily attributable to a 49% increase in the Company's SureFire line of products as compared to the corresponding period in 1996. The growth in consumer product revenues for the nine months ended September 30, 1997 was primarily attributable to the introduction of the Company's new Bite Blocker line of insect repellent products. These Bite Blocker product revenues were partially offset by a 24.9% decrease in revenues from sales of the Company's SureFire line of products in the United States as compared to the nine months ended September 30, 1996. The Company believes the decrease in SureFire revenues was the result of excess inventory at the retail level carried over from 1996 which reduced the amount of new orders placed in the early months of 1997. Although weather conditions improved in the third quarter of 1997, significantly cooler than normal weather in the late spring, which reduced insect populations, was a major contributor to the reduction in consumer product sales for nine months ended September 30, 1997 as compared to the corresponding period of 1996.

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

The gross margin on commercial agricultural proprietary product sales for the three months ended September 30, 1997 increased to 36.9% from 36.0% in the corresponding period of 1996. The increase was primarily attributable to (i) changes in the product mix and (ii) increases in the overall sales and production volumes allowing manufacturing costs to be allocated over a larger base of products. The gross margin on commercial agricultural product sales for the nine months ended September 30, 1997 decreased to 35.8% from 39.7% in the corresponding period of 1996. The decrease was primarily attributable to (i) lower margins on the Company's CheckMate product to control codling moth ("CheckMate CM") due to flexible pricing to introduce the product into Europe and to recover lost markets in the United States as a result of the previously reported performance problems encountered in 1996, along with higher costs of manufacturing the new improved CheckMate CM product and (ii) additional manufacturing costs in the first quarter primarily associated with the late arrival of production equipment, overtime incurred to meet unexpected demand and the re-work of inventory carried over from prior years. Somewhat offsetting these decreases to the gross margin were the increases in the three months ended September 30, 1997 discussed above. The gross margin on agricultural proprietary products includes an accrual of approximately $320,000 for estimated insurance recoveries for additional pheromone expenses incurred in the nine months ended September 30, 1997 due to the October 1996 fire that destroyed the Company's specialty chemicals manufacturing facility. This accrual reduced cost of revenues by approximately $320,000 and positively impacted the gross margin percentage on commercial agriculture proprietary product sales by 7.4% for the nine month period ended September 30, 1997. To date, the Company has not reached a final settlement with its insurance carrier for the claim. The investigation by the insurance carrier has been completed, but settlement discussions have reached an impasse and the Company has filed a lawsuit against its insurance carrier, MSI Insurance Company, in the United States District Court in Portland, Oregon to recover its claims. Although the Company intends to vigorously pursue full recovery of its claims in the pending legal proceeding, there can be no assurance that the Company will prevail in the litigation or that the Company will recover its claims in full.

The gross margins on proprietary consumer product sales for the three months and nine months ended September 30, 1997 increased to 37.3% and 47.2%, respectively, from 36.4% and 38.3% in the corresponding periods of 1996. The increase for the three months ended September 30, 1997 is primarily attributable to changes in the product sales mix within the SureFire line of products. The increase for the nine months ended September 30, 1997 is primarily attributable to the 57.7% and 58.7% gross margin realized on sales of the new Bite Blocker product line in the nine months ended September 30, 1997. Sales of specialty chemicals produced gross margins of 14.6% and 12.0%, respectively, in the three months and nine months ended September 30, 1997, down from the 40.4% and 50.4% gross margins, respectively, reported in the corresponding periods of 1996. The variance in gross margin for specialty chemical sales was the direct result of the October 1996 fire that destroyed Farchan's primary manufacturing facility in Gainesville, Florida, which prevented Farchan from manufacturing higher margin specialty chemical products during the nine months ended September 30, 1997.

The gross margins from distribution revenues decreased to 16.5% and 18.1%, respectively, from 16.8% and 18.8% for the three months and nine months ended September 30, 1997 as compared to the corresponding periods of 1996. The decreases were primarily attributable to the differences in the product sales mix for the distribution operations. Included in the results for the nine months was approximately $200,000 of unanticipated 1996 manufacturers' rebates which had not been accrued for in 1996. These rebates improved the distribution gross margin percentage by approximately 0.9%.

OPERATING EXPENSES. Operating expenses during the three months ended September 30, 1997 increased 5.5% to approximately $2.7 million from approximately $2.6 million in the corresponding period of 1996. During the nine months ended September 30, 1997, operating expenses increased 13.5% to approximately $8.8 million from approximately $7.7 million in the corresponding period of 1996. The increased operating expenses during the three months ended September 30, 1997, as compared to the corresponding period of 1996, were primarily attributable to selling and marketing expenses related to the introduction of the Company's new Bite Blocker line of insect repellent products.

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

OTHER INCOME AND EXPENSE. During the three months ended September 30, 1997, the Company recorded net other expense of approximately $14,000 compared to approximately $73,000 in the corresponding period of 1996. This decrease is primarily attributable to the recognition of approximately $100,000 in estimated proceeds from the insurance company for the business interruption coverage relating to the Farchan fire. Offsetting this decrease in net other expense for the three months ended September 30, 1997 was an increase of approximately $54,000 in interest expense as a result of increased average borrowings outstanding as compared to the corresponding period of 1996. For the nine months ended September 30, 1997 the Company recorded net other income of approximately $76,000 compared to net other expense of approximately $169,000 during the corresponding period of 1996. The increase in net other income for the nine months ended September 30, 1997 was primarily attributable a $295,000 estimated reimbursement from the insurance company for the business interruption coverage relating to the Farchan fire, of which approximately $208,000 has been reimbursed by the insurance company.

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

Although the Company believes it has adequate insurance to cover all losses related to the Farchan fire, it has not reached a final settlement with its insurance carrier for claims associated with its additional expenses for outside pheromone purchases or business interruption losses. The Company has recorded an estimated $87,000 receivable due from the insurance company relating to the business interruption coverage for losses from the date of the fire through July 31, 1997, the end of the indemnity period. The largest portion of the Company's claim relates to additional expenses incurred by the Company in 1996 and 1997 for the purchase of pheromones from third party manufacturers at substantially higher costs than would have been incurred if the pheromones had been manufactured by Farchan. The Company's claim for such additional expenses is $530,000 and the investigation by the insurance carrier has been completed, but settlement discussions have reached an impasse and the Company has filed a lawsuit against its insurance carrier, MSI Insurance Company, in the United States District Court in Portland, Oregon to recover its claims. In addition to the business interruption insurance coverage discussed above, the Company has recorded an estimated $320,000 receivable due from the insurance company relating to the additional expenses incurred for pheromones purchased from third party manufacturers. Although the Company intends to vigorously pursue full recovery of its claims in the pending legal proceeding, there can be no assurance that the Company will prevail in the litigation or that the Company will recover its claims in full.

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

There can be no assurance that additional financing will be available and, if available, that the terms will be acceptable to the Company. Assuming the availability of adequate financing arrangements and sufficient internal cashflow, the Company believes the new facility can be operational by the end of the second quarter of 1998 and should be able to produce some pheromones for the 1998 season.

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

The statements set forth above regarding estimated insurance recoveries and the Company's plans for replacing the destroyed specialty chemicals manufacturing facility, are forward-looking statements which are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, the Company not recovering its claims in the pending litigation with its insurance carrier and unanticipated delays or difficulties in (i) obtaining regulatory approvals needed to construct the new manufacturing facility, (ii) internally funding the construction of the new specialty chemical manufacturing facility or (iii) securing the financing to fund the purchase of additional manufacturing equipment. The forward-looking statements should be considered in light of these risks and uncertainties.

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


                                               CONSEP, INC.
                                               (REGISTRANT)



DATE:  March 26, 1998                          By: /s/ VOLKER G. OAKEY
       --------------                             --------------------

                                               VOLKER G. OAKEY
                                               Chairman of the Board,
President and Chief
                                               Executive Officer


DATE:  March 26, 1998                          By: /s/ LARRY KATZ
       --------------                             ---------------

                                               LARRY KATZ
                                               Vice President, Finance and
                                               Chief Financial Officer

                               Exhibit Index

               Exhibit
               Number                              Description
               ------                              -----------
               27.0                         Financial Data Schedule