Form 10-K405
period 1997-12-31
CONSEP INC
filed 1998-03-27
CIK 914978

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997      COMMISSION FILE NUMBER  0-23156


                                  CONSEP, INC.
             (Exact name of registrant as specified in its charter)

           OREGON                                           93-0874480
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 2, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the last reported sales price was $11,488,520. There were 9,645,664 shares of Common Stock of the Registrant outstanding at March 2, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 21, 1998, are incorporated by reference into
Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

        This business discussion and other sections of this Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the markets in which Consep operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in the following business section, as well as those discussed elsewhere herein and in the Company's other filings that are made from time to time with the Securities and Exchange Commission.

GENERAL

         Consep, Inc. ("Consep" or the "Company") develops, manufactures and markets environmentally safe pest control products for the commercial agriculture and consumer home, lawn and garden markets. The Company also owns and operates full-line agrichemical distributors located principally in California. Products manufactured by the Company employ proprietary controlled release technologies to enhance the effectiveness and duration of biorational pest control agents by protecting them from natural degradation and controlling their release over planned periods of time. Biorational pest control products use naturally occurring agents and biochemicals, such as pheromones, to control pest populations. The Company's principal commercial agriculture products, marketed under the CheckMate label, release synthetic pheromones to suppress population levels of insects by disrupting their mating. Unlike most conventional insecticides, the Company's products are non-toxic to humans and animals, leave no harmful residues, do not contaminate soil or groundwater and do not disrupt beneficial insect populations. The majority of the Company's commercial agriculture products are sold through independent distributors. In addition, the Company owns and operates full-line agrichemical distributors in major agricultural regions of California and in the Connecticut River Valley. In addition to selling the Company's commercial agriculture products, the Company's agrichemical distributors also sell products produced by other manufacturers, including biorational insect control products, conventional toxic pesticides, fertilizers and other farm supplies. Consep also sells a broad line of non-toxic consumer pest control products under its SureFire and Insectigone labels through a network of cooperative buying groups and distributors who in turn resell to lawn and garden centers, hardware stores and retail chains. The Company also sells a line of consumer products, based on natural oils, to repel biting insects. These insect repellent products, which are manufactured by, and are the proprietary products of, a third party, are being marketed on an exclusive basis in the United States under the Company's Blocker label. References herein to the "Company" or "Consep" shall include Consep, Inc. and each of its subsidiaries.

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

                Regulatory. Under federal law, all insecticide products registered prior to November 1984 were required to be re-registered with the U.S. Environmental Protection Agency (the "EPA") by 1997. The cost of re-registration is high and entails the risk that new testing will lead to adverse results and mandatory withdrawal of toxic insecticides from the market. As a result, the Company believes many insecticides were not re-registered for application in specialty crops such as fruits and vegetables. In contrast to toxic chemicals, biorational products can be registered with the EPA in less time and at substantially lower costs due to the reduced level of toxicity testing required. In addition, in 1994 the EPA established its Biopesticides and Pollution Prevention Division, whereby companies developing safer and less-toxic alternatives to conventional pesticides are able to have new products reviewed and registered by a staff dedicated to this new division. The Food Quality Protection Act ("FQPA"), passed in 1996, may further restrict the use of toxic pesticides in that FQPA requires the EPA to consider establishing new risk standards on U.S. registered pesticides.

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

        Continue to Develop and Acquire Proprietary Biorational Pest Control Products, Technologies or Businesses. The Company's strategy includes continuing to develop new products and technologies through both its own research and development efforts and its ongoing research and development relationships with other outside organizations and governmental agencies. Consep also intends to meet this objective by continuing to acquire complementary product lines, technologies or businesses to further expand the Company's product lines both in the commercial agriculture and consumer markets. During the past eight years, Consep has completed eight acquisitions of complementary businesses and product lines. Management believes such acquisition opportunities will continue.

        Focus Commercial Agriculture Products on High-Value Crops. The Company's primary focus is on selected high-value fruit, nut and vegetable crops where growers are generally more concerned with residues in harvested products and where resistance to conventional pesticides is developing and are thus more likely to adopt biorational insect control as an alternative to conventional toxic chemicals. Additionally, given the high cost of re-registering conventional toxic chemicals with the EPA, the Company believes market opportunities will expand for biorational products as agrichemical companies have found it uneconomical to re-register their products for these selected crop markets.

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

PRODUCTS

        The Company develops, manufactures and markets three lines of non-toxic pest control products: (i) pheromone-based mating disruption products used to control insect populations in commercial agriculture; (ii) pheromone-based traps used to monitor and trap insects in commercial agriculture; and (iii) consumer products used to trap or otherwise control pests in homes, lawns and gardens. The Company also owns and operates full-line agrichemical distributors located principally in California which, in addition to selling the Company's commercial agriculture products, also sell products produced by other manufacturers, including biorational insect control products, conventional toxic pesticides, fertilizers and other farm supplies. The Company's proprietary product line also includes specialty chemicals produced by its specialty chemicals division.

        Commercial Mating Disruption Products. The Company's commercial mating disruption products, marketed under the CheckMate label, are used to suppress population levels of insects by disrupting their mating cycles. CheckMate products employ either microporous or microcapsule beads, which are applied by aerial or ground spray equipment, or membrane-based reservoir dispensers, which are attached by hand to the branches or stems of plants in crops which they protect. As of December 31, 1997, Consep offers mating disruption products for six species of insects. Revenues from the sale of the Company's commercial mating disruption products for the years ended December 31, 1997, 1996 and 1995 were $4.1 million, $3.0 million and $2.9 million, or 10.4%, 9.1% and 9.5% of the Company's total revenues for such periods, respectively.

        Commercial Monitoring and Trapping Products. The Company's monitoring and trapping products for the commercial agriculture market are sold under the BioLure label. A monitoring product typically consists of a trap and a lure loaded with either pheromones or food bait to attract the target insect species. Growers use monitoring products to identify the emergence of target species, pinpoint infestation levels, and project insect population size and crop damage, thereby facilitating more efficient control measures. The monitoring systems are used in conjunction with pest control products to correctly time the application of these control products and to monitor the effectiveness of insect control programs. The system used in most of the Company's monitoring and trapping products is a pheromone-based lure which incorporates the Company's controlled release membrane-based technology to provide for uniform release of the active ingredient over a longer period of time than competitors' products. Monitoring and trapping systems which do not incorporate a lure use food bait or a color spectrum as the attractant. Consep currently offers trapping and monitoring systems for over 25 species of insects. Revenues from the sale of the Company's monitoring and trapping products for the years ended December 31, 1997, 1996 and 1995 were $983,000, $833,000 and $621,000, or 2.5%, 2.5% and 2.0% of the
Company's total revenues for such periods, respectively.

        Consumer Products. The Company's consumer product line, marketed under the SureFire and Insectigone labels, is comprised of a broad group of non-toxic products which trap or otherwise control pests found in and around the home. In addition, the Company markets, under its SureFire label, hummingbird and butterfly feeders. Products in the Company's consumer product line generally incorporate Consep's proprietary technologies, which include the controlled release of attractants that lure insects into traps, and insecticide powders composed of patented baits and diatomaceous earth, which kill crawling insects coming into contact with products incorporating this technology. Consep currently offers pest control products for over 20 species of household and garden pests. The Company has begun distributing a line of consumer products, based on natural oils, to repel biting insects. These insect repellent products, which are manufactured by, and are the proprietary products of, a third party, are being marketed on an exclusive basis in the United States and Canada under the Company's Blocker label. The Company holds exclusive distribution rights to these insect repellent products in the United States, Canada and Mexico, subject to certain performance requirements. Revenues from the sale of the

Company's consumer products for the years ended December 31, 1997, 1996 and 1995 were $6.9 million, $5.3 million and $4.6 million, or 17.6%, 15.8% and 15.0% of the Company's total revenues for such periods, respectively.

        Specialty Chemicals. In February 1995, the Company acquired Farchan Laboratories, Inc. ("Farchan"), a Florida-based specialty chemicals manufacturer. Prior to its primary manufacturing facility being destroyed by fire in October 1996, Farchan supplied certain pheromones to the Company for use in certain of its mating disruption products. In addition, Farchan supplied high quality specialty chemicals, including organic acetylenes, to research organizations, pharmaceutical companies and the agricultural industry. Revenues from Farchan's operations (excluding pheromone sales to the Company) for the years ended December 31, 1997, 1996 and 1995 were $1.0 million, $1.3 million and $1.2 million, or 2.6%, 3.9% and 3.9% of the Company's total revenues for such periods, respectively. As mentioned above, in October 1996, Farchan's primary manufacturing facility was destroyed by fire. The Company discontinued separate business operations at Farchan in the fourth quarter of 1997 and has formed its own specialty chemicals division in Bend, Oregon, which is currently manufacturing limited amounts of specialty chemicals for sale to third parties and is expected to commence production of some pheromones by the fourth quarter of 1998 for use in the Company's proprietary products to be sold in the 1999 season. See "-Manufacturing," "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        Distribution Operations. The Company owns and operates full-line agrichemical distributors which, in addition to selling the Company's commercial agriculture products, also sell products produced by other manufacturers, including biorational insect control products, conventional toxic pesticides, fertilizers and other farm supplies. Revenues from the Company's distribution operations (which exclude sales of the Company's proprietary commercial agriculture products through these distribution operations) for the years ended December 31, 1997, 1996 and 1995 were $26.2 million, $22.8 million and $21.5 million, or 66.9%, 68.6% and 69.6% of the Company's total revenues for such periods, respectively.

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

        The Company supports the sales efforts of the independent and subsidiary agrichemical distributors through the organization of grower meetings, direct grower contact and education of other influential groups such as university pest management specialists and researchers, government agricultural personnel and independent PCAs. The Company's CheckMate and BioLure product lines are promoted through the dissemination of brochures, corporate communications and an on-line Web page, in addition to direct contact with influential groups including distributors, retailers, PCAs and growers. Agricultural trade shows and certain industry conferences, such as the California Agricultural Production Consultants Conference, are other venues for promotion of the Company's CheckMate and BioLure product lines.

        The Company sells its SureFire, Insectigone and Blocker products through a network of cooperative buying groups and distributors who in turn resell to lawn and garden centers, hardware stores and retail chains including drug and grocery stores. These products are also sold directly to retailers and through mail-order catalogs. Promotion of the Company's consumer products is achieved primarily by co-operative advertising, media participation and trade shows. In addition, the Company intends to use limited television advertising in 1998 to promote its Blocker product line. The Company works directly with over 70 independent sales representatives who are engaged in various sales and marketing activities related to the Company's consumer product lines. These independent sales representatives are overseen by the Company's 7-person consumer sales group. The Company's sales and marketing efforts for its consumer products are directed towards increasing the number of new retail and distribution accounts and increasing the range of products carried by certain existing retail accounts.

        The Company's commercial agriculture and consumer products are also sold through independent distributors in certain international markets. In addition, the Company has established joint testing and marketing programs with these distributors to introduce and sell its commercial agriculture products in certain international markets. The Company also manufactures and sells products on a private label basis to customers in the industrial pest control market. The Company's revenue attributable to export sales and sales occurring outside of the United States of both commercial agriculture and consumer products for the years ended December 31, 1997, 1996 and 1995 were $3,332,346, $2,522,164 and
$2,217,266, respectively. The Company also sells certain BioLure products to the United States Department of Agriculture (the "USDA") and various state and international departments of agriculture.

        The Company's business is highly seasonal, with its highest revenues being recognized in the second quarter of each year and its lowest revenues being recognized in the fourth quarter of each year. This seasonality coincides with the commercial growing season in the Northern Hemisphere and, to a lesser extent, the consumer home, lawn and garden buying season. In addition, many of the Company's products, and the products sold by its wholly-owned distributors, are dependent upon the emergence of certain pests in the crops they are designed to protect. To the extent adverse weather conditions prevent or otherwise interfere with the growth of certain crops or the emergence of certain pests, the results of the Company's operations could be adversely impacted. From time to time, secondary pest infestations may occur within specific crops or geographic markets causing affected growers to alter their customary pest control practices. Such events may cause growers to temporarily increase their use of conventional toxic insecticides and reduce or suspend the use of biorational products, such as those sold by the Company, which could have a material adverse effect on the Company's results of operations.

MANUFACTURING

        The Company manufactures the membrane-based reservoir dispensers, microporous beads and dispersed (flowable) microcapsules used in its products at its facility in Bend, Oregon. Products containing diatomaceous earth are manufactured at the Company's wholly-owned subsidiary located in Kirkland, Quebec, Canada. Prior to its primary manufacturing facility in Gainesville, Florida being destroyed by fire in October 1996, Farchan produced pheromones used in certain of the Company's commercial agriculture products. Specialty chemicals continue to be manufactured on a limited basis at Consep's research and development laboratory in Bend, Oregon. The Company discontinued separate business operations at Farchan in the fourth quarter of 1997 and has formed its own specialty chemicals division in Bend, Oregon which is currently manufacturing limited amounts of specialty chemicals for sale to third parties and is expected to commence production of some pheromones by the fourth quarter of 1998 for use in the Company's proprietary products to be sold in the 1999 season. The Company believes it has alternative sources of supply of pheromones for the 1998 season which it would otherwise have purchased from Farchan. See "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." As of March 2, 1998, Consep employed 33 people in manufacturing and quality control relating to the production of its proprietary products.

        Active ingredients, including pheromones and food baits, are purchased from specialty chemical supply companies or are produced by Consep. The Company has historically relied upon on a limited number of suppliers to provide pheromones for its products. During February 1995, the Company acquired Farchan, a Florida-based specialty chemicals manufacturer, in order to reduce the cost of certain pheromones, provide assurance of consistent quality, and provide a stable supply of these materials. This facility was destroyed by fire in October 1996 and the Company intends to establish a replacement pheromone operation in Bend, Oregon as described above. The interruption of certain sources of supply, including anticipated supplies of pheromones from the Company's specialty chemicals division, or the failure of suppliers, to adapt their products to the Company's changing technological requirements could result in delays in product shipments, adversely affecting the Company's financial condition and results of operations.

        During 1998, the Company anticipates spending an additional $250,000 to $500,000 for new manufacturing equipment for its existing manufacturing facility in Bend, Oregon. In addition, the Company anticipates spending $300,000 to $600,000 to construct and equip its new specialty chemicals manufacturing operation to meet anticipated pheromone supply requirements for the 1999 season. The Company expects to finance at least fifty percent of such expenses through bank loans and/or equipment leasing arrangements. See "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Other than these planned expenditures, the Company has no current plans to expand its manufacturing facilities or equipment. Subject to construction of the new specialty chemicals manufacturing facility described above, the Company believes that it has adequate production capacity to meet its foreseeable needs.



RESEARCH AND DEVELOPMENT

        Consep believes that considerable investment in new product development will continue to be necessary to remain competitive in the biorational pest control market. The Company's product development projects generally begin with the identification of major insect infestation problems which the Company believes can be addressed with biorational agents and which provide sufficient market opportunity. Once a potential product is identified, the Company's research and development personnel study the intended biorational agent and make a determination as to whether the Company's existing controlled release technologies are likely to work with the biorational agent. If it appears that the controlled release technologies may need to be modified to work effectively with the intended biorational agent, the Company's research and development personnel work to adapt the existing controlled release technologies to suit the requirements of the particular biorational agent. Once the controlled release technology has been selected and the active ingredient has been tentatively formulated, the development effort continues with laboratory studies and eventual field testing of prototypes in order to arrive at the final form of the product. Field testing of products is generally conducted on a collaborative basis with academic, governmental and corporate entities in the United States, including the USDA and numerous universities. In international markets, field testing is generally conducted in collaboration with the Company's international distributors and government researchers. Through these collaborative efforts, the Company gains access to individuals within the collaborating organization who have particular expertise in dealing with the targeted pest and crop and whose opinions are generally widely accepted. Collaborative field testing also provides independent verification of product efficacy which is critical to convincing commercial growers to adopt new biorational products.

        Pursuant to a license agreement with Bend Research, the Company is able to participate in joint funding with various government agencies to develop improvements to existing technologies. The license agreement also provides the Company with license rights to agricultural applications of Bend Research technologies, including technologies which are developed by Bend Research pursuant to third party funded research and development efforts. See "-- Proprietary Rights." The license agreement also obligates the Company to request Bend Research to perform research and development services budgeted at not less than $600,000 a year, at least $400,000 of which must be directed towards development of biorational products. For 1996 and 1997, the annual commitment under the license agreement was reduced from $600,000 to $191,500 and $125,000, respectively. For 1998, the annual commitment under the license agreement has been waived with no minimum requirement. For years subsequent to 1998, the $600,000 annual commitment will be reinstated. The license agreement continues until the later of 2012 or the expiration of the last patent licensed under it. The Company may terminate the license agreement on sixty days' notice. The license agreement provides that if it were to be terminated for any reason, the Company would retain rights to all Bend Research technologies incorporated in then current products and in products then under development. If the Company were to lose the services of Bend Research for any reason, the Company may experience delays in the development and introduction of new products and would be required to make alternative arrangements for the services performed by Bend Research. Any such alternative arrangements could delay development efforts, could substantially increase the cost of the Company's research and development efforts and could adversely affect the Company's results of operations.

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

GOVERNMENT REGULATION AND PRODUCT REGISTRATION

        The pesticide industry is heavily regulated worldwide. In the United States, the EPA regulates pesticide products under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") and more recently under FQPA. Pesticides are also subject to state and foreign regulations. Some states, such as California, have their own extensive registration requirements, as do certain foreign governments. To develop and commercialize a pesticide product, detailed and complex procedures must be completed prior to obtaining approvals through FIFRA, state and foreign regulatory agencies. Small scale field testing usually can be conducted prior to product registration to evaluate product efficacy. Unusual weather conditions during field tests may require additional field testing requirements in subsequent growing seasons, resulting in delays in product registration submissions and approvals. In addition, failure to receive regulatory approval prior to the growing season could delay market introduction of a new product by up to a year. Significant delays in new product development or commercialization would have a material adverse effect on the Company's results of operations.

        Chemical pesticides require extensive toxicology and environmental testing to substantiate product safety prior to obtaining a product registration. Commercial sale of a pesticide requires a product registration for each pest and crop for which the product is used. Initial EPA registration for a new chemical pesticide can take seven years or longer, and cost $10 million or more. In contrast to conventional toxic chemicals, biorational products have fewer regulatory requirements before commercial use is permitted. For example, substantially fewer toxicity studies are required for biorational insect control products than for conventional toxic insecticides. Due to differences such as this, registration costs for biorational insect control products are significantly less than for toxic insecticides, and registration of biorational products requires considerably less time to complete. However, there can be no assurance that additional requirements will not be added by the EPA which could make registration procedures more time-consuming and costly or require further testing and review of previously registered products. Furthermore, even without any such additional regulatory requirements, the process of obtaining regulatory approvals can be time-consuming and costly, and there can be no assurance that such approvals can be obtained in a timely manner.

        Government regulations have been enacted in recent years to encourage the development and introduction of non-toxic alternatives to conventional insecticides, including the streamlined registration of alternative pest control products under the EPA's "Safer Pesticide Policy." In September 1993, the EPA, the FDA and the USDA released a joint summary of the principles guiding their legislative and regulatory agenda including: (i) a firm commitment to reducing risks to people and the environment that may be associated with toxic pesticides while ensuring the availability of cost-effective pest management techniques;
(ii) recognition of the need to work with growers to develop and implement improved means of pest control, reduce use of higher-risk toxic pesticides and promote greater use of IPM techniques; and, (iii) implementation of regulatory reforms and incentives for the development of pesticides that will eliminate or reduce health and environmental risks. Further, in 1994, the EPA established its Biopesticides and Pollution Prevention Division, whereby companies developing safer and less-toxic alternatives to conventional pesticides are able to have new products reviewed and registered by a staff dedicated to this new division. Such product reviews and registrations are generally completed over a shorter time period and at less expense than conventional insecticide reviews and registrations. In addition, in 1996, Congress passed FQPA which requires the EPA to perform a new type of risk assessment for the total exposure from pesticides. Based upon the above actions, coupled with cost and timing advantages of registering biorational products relative to conventional toxic chemicals, the Company believes biorational products have significant advantages in the commercial agriculture insect control market. Field testing, manufacture and sale of the Company's products outside the United States may be subject to regulatory approval by other jurisdictions which may be more or less rigorous than in the United States.

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

        In addition to the large chemical pesticide companies, the Company is aware of at least five other companies using biorational control agents, including pheromones, to produce alternative insect control products. The Company believes that other companies are currently developing biorational insect control products. The Company believes that none of these competing companies has delivery systems that perform as effectively and efficiently as the proprietary controlled release membrane-based reservoir, dispersed (flowable) microcapsule and microporous bead systems used in Consep's CheckMate products and that the Company is therefore in a strong competitive position with respect to these companies.

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

EMPLOYEES

        As of March 2, 1998, Consep had 136 employees, with 18 involved in sales of proprietary products, 22 employed as PCAs in its distribution subsidiaries, 9 involved in product development and registration, 33 involved in manufacturing and quality control of proprietary products, 17 involved in finance and administration and 37 involved in operations at its distribution subsidiaries.

ITEM 2.  PROPERTIES

        The Company is headquartered in Bend, Oregon where it owns a 28,800 square foot facility purchased in 1997 for $1.495 million. In addition to administrative offices, the headquarters facility contains research and development, manufacturing, warehouse and sales operations for certain of the Company's proprietary products. In addition, the Company, through its Chemfree subsidiary, leases an office, manufacturing, sales, and warehousing facility in Kirkland, Quebec, Canada under a lease expiring in July 1998. The Company believes it could replace this facility in a timely manner on terms acceptable to the Company, if the lease is not renewed in 1998. Total lease expenditures related to all of the Company's proprietary product-related facilities in 1997, 1996 and 1995 were $111,159, $147,407 and $150,461, respectively.

        As of September 30, 1996, the Company also owned, through its Farchan subsidiary, two buildings located in Gainesville, Florida, and one building located in Alachua, Florida, with a combined capacity of approximately 11,000 square feet used for this subsidiary's manufacturing, sales, research and development and warehousing functions. In October 1996, one of Farchan's two buildings located in Gainesville, Florida with a capacity of approximately 3,000 square feet, which was used as a manufacturing facility, was destroyed by fire. As an indirect result of the fire at the Farchan facility, the Company believes it is not feasible to proceed with plans to finish and occupy its proposed plant in Alachua, Florida. The Company has removed all of its equipment from the Alachua facility and is attempting to sell the land and building. The Company has also decided not to rebuild the manufacturing facility at its Gainesville site and is attempting to sell the property. At the present time, the Company plans to expand its existing manufacturing facility in Bend, Oregon and build and equip a specialty chemicals manufacturing area to produce pheromones and other specialty chemicals. Design work is complete and building permit applications have been submitted to the City of Bend. The Company believes the new specialty chemicals manufacturing addition can be operational by the end of September 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

        The Company, through certain of its distribution subsidiaries, also owns office and warehousing facilities for its agrichemical distribution operations in Sacramento, Fresno, and Patterson, California. The Company's distribution operations also lease sales and distribution facilities in Livingston and Escalon, California, under leases which expire on December 31, 1999 and 2001, respectively. The Company's distribution operations also leases a sales and distribution facility in Chicopee, Massachusetts on a month-to-month basis. The Company believes that it could replace this facility in a timely manner, if required to do so. Total lease expenditures related to all of the Company's distribution facilities in 1997, 1996 and 1995 were $89,940, $93,820 and $83,340, respectively.

        The Company believes that its existing facilities will be adequate to serve its needs at least through 1998.

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


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

        Shares of the Company's Common Stock commenced trading on the Nasdaq Stock Market on February 9, 1994, under the symbol CSEP. As of March 2, 1998, there were approximately 182 shareholders of record and approximately 2,200 beneficial owners of Common Stock.

        The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. The following table sets forth, for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq Stock Market.

                                                    HIGH             LOW
--------------------------------------------------------------------------
1996
  First Quarter                                     3.750           2.625
  Second Quarter                                    5.125           3.375
  Third Quarter                                     4.000           2.625
  Fourth Quarter                                    3.875           3.250

1997
  First Quarter                                     3.625           2.875
  Second Quarter                                    3.250           2.375
  Third Quarter                                     2.938           2.000
  Fourth Quarter                                    2.125           1.313

1998
  First Quarter (through March 2, 1998)             1.875           1.375
--------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

                                                              FISCAL YEAR
(In thousands,                ----------------------------------------------------------------------------
except per share)                1997           1996              1995            1994              1993
----------------------------------------------------------------------------------------------------------
OPERATIONS
Revenues                      $ 39,204         $ 33,229         $ 30,844         $ 25,120         $ 21,274
Net loss                        (1,822)          (2,483)          (1,286)          (5,850)*         (4,126)
Net loss per share               (0.19)           (0.31)           (0.19)           (0.97)           (1.01)

BALANCE SHEET
Working capital                  8,272           10,433            8,784            6,862            1,973
Total assets                    25,678           23,411           21,559           19,653           13,840
Long-term debt,
     excluding current
     maturities                  2,168            1,191              951              689            1,273
Shareholders' equity            15,217           17,010           14,681           12,440            6,489
----------------------------------------------------------------------------------------------------------

*  The net loss for 1994 includes restructure costs of $866.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the markets in which Consep operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including, but not limited to, those discussed in the following discussion and analysis of financial condition and results of operations, as well as those discussed elsewhere herein and in the Company's other filings that are made from time to time with the Securities and Exchange Commission.

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

        Continued growth in both proprietary and distribution revenues contributed to a smaller loss in 1997 than incurred by the Company in 1996. The growth in proprietary product revenues was primarily attributable to higher revenues from increased sales of the Company's commercial agriculture products and to the introduction of the Company's new insect repellent line. These increased revenues were partially offset by higher overall operating expenses.

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

                                                     FISCAL YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                   1997          1996            1995
--------------------------------------------------------------------------------------
REVENUES
  Proprietary products                             33.1%          31.4%          30.4%
  Distribution                                     66.9           68.6           69.6
                                                  -----          -----          -----
     Total revenues                               100.0          100.0          100.0
COST OF REVENUES
  Proprietary products                             21.1           20.1           17.8
  Distribution                                     54.9           55.9           57.1
                                                  -----          -----          -----
     Total cost of revenues                        76.0           76.0           74.9
                                                  -----          -----          -----
GROSS MARGIN                                       24.0           24.0           25.1
OPERATING EXPENSES
  Research and development(1)                       3.1            4.4            3.4
  Selling, general and administrative(1)           16.0           17.1           15.0
  Distribution(2)                                   9.7           10.1           10.9
                                                  -----          -----          -----
     Total operating expenses                      28.8           31.6           29.3
                                                  -----          -----          -----
OPERATING LOSS                                     (4.8)          (7.6)          (4.2)
OTHER INCOME, NET                                   0.2            0.1            0.0
                                                  -----          -----          -----
NET LOSS
  Proprietary products                             (7.0)          (9.9)          (5.6)
  Distribution                                      2.4            2.4            1.4
                                                  -----          -----          -----
     Total net loss                                (4.6)%         (7.5)%         (4.2)%
                                                  =====          =====          =====
--------------------------------------------------------------------------------------

(1) Research and development and selling, general and administrative expenses are allocated to the Company's proprietary product operations.

(2) Distribution expenses consist entirely of selling, general and administrative expenses of the Company's distribution operations.

        Revenues. Total revenues increased to $39.2 million in 1997 from $33.2 million in 1996 and $30.8 million in 1995. Revenues from the Company's proprietary products increased to $13.0 million in 1997 from $10.4 million in 1996 and $9.4 million in 1995, while revenues from distribution operations increased to $26.2 million in 1997 from $22.8 million in 1996 and $21.5 million in 1995.

        The growth in proprietary product revenues for the year ended December 31, 1997 was attributable to growth in sales of the Company's consumer products and commercial agriculture products. These increases were offset by decreased sales of specialty chemicals to third parties by the Company's Farchan subsidiary as a result of a fire in October 1996, that destroyed Farchan's primary manufacturing facility.

        In 1997, revenues from the sale of commercial agriculture products increased approximately $1.2 million or 33.8%, as compared to 1996. The increase in sales of commercial agriculture products was primarily attributable to a 34.5% increase in sales of the Company's CheckMate line of products. The increase in revenues from the sales of CheckMate products was primarily attributable to (i) the introduction of a new combination product to control both peach twig borer and oriental fruit moth ("CheckMate SF"), (ii) increased sales of the product to control tomato pinworm ("CheckMate TPW") as a result of the Company's strengthening its sales organization in Mexico, (iii) increased sales of the product to control codling moth ("CheckMate CM") into markets in the southern hemisphere and (iv) sales of the new CheckMate flowable product to control tomato pinworm ("CheckMate TPW-F"). These increases were partially offset by a decrease in Company's CheckMate products to control pink bollworm in cotton ("CheckMate PBW" and "CheckMate PBW-F"). The combined decrease in CheckMate PBW and PBW-F revenues was primarily attributable to cooler weather conditions that led to significantly reduced pink bollworm populations. In addition to the cooler weather, the decrease in cotton product sales was also a result of the increased use by growers of transgenic Bt cotton seed, a genetically engineered insect resistant cotton.

        Revenues from the sale of commercial agriculture products increased approximately $157,000, or 4.8%, in 1996 as compared to 1995. The increase in sales of commercial agriculture products was primarily attributable to the introduction of newly registered formulations of products for which registration approvals were obtained during the year. In 1996, the Company received registration approval for CheckMate PBW-F, its new flowable micro-encapsulated product, which contributed to a 118.4% growth in revenues from the sale of CheckMate PBW products. Also contributing to the increase in commercial agriculture product revenues were increased sales of other CheckMate PBW products in Mexico and increased international sales of CheckMate CM and the product to control oriental fruit moth ("CheckMate OFM"). These revenue increases were offset by (i) a reduction in revenues in Mexico from the sale of the Company's CheckMate TPW product, and (ii) a reduction in revenues in California from the sale of the Company's CheckMate CM product. The Company believes the decrease in revenues in Mexico from the sale of CheckMate TPW was due to increased competition in Mexico and responded by strengthening its sales organization in that market. The Company believes the decrease in revenues in California from the sale of CheckMate CM was due to a delay in receiving registration of a new warm weather formulation of CheckMate CM from the State of California which caused the Company to sell its cool weather formulation that did not perform adequately in the hotter weather experienced in the spring of 1996. As a result, many growers used alternatives to the Company's cool weather formulation of CheckMate CM. Applications of the Company's new warm weather formulation of CheckMate CM were made after registration was received and performed as expected.

        In 1997, revenues from the sale of consumer products from the Company's SureFire and Blocker line of products in the United States and Chemfree products in Canada increased by approximately $1.7 million, or 29.3%, as compared to 1996. This growth in consumer product revenue was primarily attributable to the introduction of the Company's new Blocker line of insect repellent products. These Blocker product revenues were partially offset by a 17.1% decrease in revenues from sales of the Company's SureFire line of products in the United States as compared to 1996. The Company believes the decrease in SureFire revenues was the result of excess inventory at the retail level carried over from 1996 which reduced the amount of new orders placed in 1997. In addition, significantly cooler than normal weather in the late spring, which reduced insect populations, was a major contributor to the reduction in consumer product sales for 1997. Revenues from the sale of consumer products increased 15.5%, or $765,000, in 1996 compared to 1995 levels. This growth in consumer product revenues was generated by the Company's continued efforts to increase the number of retail outlets through which its products are sold while also increasing the number of products carried by the individual retail operations.

        Specialty chemical sales by Farchan decreased 21.4% in 1997 as compared to 1996. The decrease in sales was primarily the result of the fire in October of 1996 that destroyed its primary manufacturing facility in Gainesville, Florida. Partially offsetting the decrease in specialty chemical sales, Farchan recognized revenues in 1997 from the sale of its research chemicals catalog business and related inventory to GFS Chemicals, Inc. of Powell, Ohio. In 1996, Farchan contributed approximately $111,000 to the growth in proprietary product revenues as compared to 1995. The increase in specialty chemical sales was primarily attributable to an increase in the number of products offered by Farchan and the inclusion of only eleven months of results in 1995. Partially offsetting this increase was a significant reduction in sales in the fourth quarter of 1996 as a result of the fire.

        Distribution revenues increased $3.4 million, or 15.0%, during the year ended December 31, 1997 as compared to 1996. In 1996, distribution revenues increased $1.4 million, or 6.3%, as compared to 1995. These increases were primarily attributable to continued growth of the Company's California-based subsidiaries as well as to favorable weather conditions in the Central Valley of California, the Company's principal distribution market.

        Gross Margin. The consolidated gross margin for the Company remained at 24.0% in 1997 compared to 24.0% in 1996. In 1996 the consolidated gross margin decreased to 24.0% from the 25.1% gross margin in 1995. The decrease in gross margin in 1996 was primarily attributable to lower gross margins on the Company's commercial agriculture products.

        Proprietary gross margins increased to 36.0% in 1997 from 35.8% in 1996. The gross margin percentage for the Company's commercial agriculture products increased to 28.2% in 1997 from 27.9% in 1996. This increase in margin percentage was primarily attributable to differences in product sales mix and increases in the overall sales and production volumes allowing manufacturing costs to be allocated over a larger base of products. Substantially offsetting these increases were decreases primarily as a result of (i) lower margins on the Company's CheckMate product to control codling moth due to flexible pricing to introduce the product into Europe and to recover lost markets in the United States as a result of previously reported performance problems encountered in 1996, (ii) higher pheromone costs as a result of the fire that destroyed the Farchan facility (see "Liquidity and Capital Resources") and (iii) additional manufacturing costs in the first quarter primarily associated with the late arrival of production equipment, overtime incurred to meet unexpected demand and the re-work of inventory carried over from prior years. The gross margin on commercial agriculture proprietary products includes an accrual of approximately $100,000 for estimated insurance recoveries for additional pheromone expenses incurred in 1997 due to the October 1996 fire that destroyed the Company's specialty chemicals manufacturing facility. This accrual reduced cost of revenues by approximately $100,000 and positively impacted the gross margin percentage on commercial agriculture product sales by 2.2% in 1997. To date, the Company has not reached a final settlement with its former insurance carrier for the claim. The investigation by the insurance carrier has been completed, but settlement discussions have reached an impasse and the Company has filed a lawsuit against its former insurance carrier, MSI Insurance Company, in the Federal District Court in Portland, Oregon to recover its claims. Although the Company intends to vigorously pursue full recovery of its claims in the pending legal proceedings, there can be no assurance that the Company will prevail in the litigation or that the Company will recover its claims in full.

        Proprietary gross margins decreased to 35.8% in 1996 from 41.6% in 1995. The gross margin percentage for the Company's commercial agriculture products decreased to 27.9% in 1996 from 43.7% in 1995. This decrease in margin percentage was primarily attributable to differences in product sales mix and higher than expected production and raw material costs incurred in connection with the introduction of the Company's new warm weather CheckMate CM formulation. In addition, the CheckMate CM product was redesigned for the 1997 season. As a result of the new design of the CheckMate CM product, approximately $260,000 of CheckMate CM product was written off in the fourth quarter of 1996. This inventory write-off lowered the gross margin percentage on commercial agriculture products by 7.6%.

        The gross margins on proprietary consumer product sales for 1997 increased to 44.6% from 37.5% in 1996. The increase is primarily attributable to the 53.3% gross margin realized on sales of the new Blocker product line. In order to make the Blocker products more competitive in the marketplace, the Company has reduced its selling price for the 1998 season by 25% which will negatively impact 1998 gross margins. Sales of consumer products during 1996 resulted in a gross margin of 37.5%, the same percentage achieved in 1995.

        Sales of specialty chemicals produced a gross margin of 9.1% in 1997 down from the 49.0% gross margin reported in 1996. The decrease in gross margin percentage for specialty chemical sales was the direct result of the October 1996 fire that destroyed Farchan's primary manufacturing facility in Gainesville, Florida, which prevented Farchan from manufacturing higher margin specialty chemical products during 1997. Proprietary product margins on specialty chemical sales by Farchan in 1996 decreased to 49.0% from 53.0% in 1995. The decrease was primarily the result of differences in the product sales mix for specialty chemicals.

        The gross margins from distribution revenues for 1997 decreased to 18.1% from 18.6% as compared to 1996. The decrease was primarily attributable to differences in the product sales mix for the distribution operations. The distribution operations' margin was 18.6% for 1996, compared to 17.9% in 1995. During the second quarter of 1996 the Company changed the timing for recognition of manufacturers' rebates for purchases of bulk chemicals. Rather than recognizing these rebates when received, typically in the fourth and first quarters of each year, the Company determined that recognition should occur at the time the rebates are earned. This change improved distribution margins by approximately 0.8% in 1996.

        Research and Development. Research and development costs decreased approximately $251,000, or 17.2%, from 1996 to 1997. This decrease was primarily attributable to a 84% decrease in development costs incurred by the Company's Farchan subsidiary as a result of the October 1996 fire. In addition, costs associated with the development of the CheckMate flowable products was reduced as the time required to develop new flowable processes were reduced. During 1996, research and development costs increased approximately $395,000, or 37.3%, from the level incurred during 1995. This increase was primarily attributable to
(i) increased costs associated with the development of new, lower cost synthesis routes to be used in the production of pheromones by the Company's Farchan subsidiary; (ii) costs associated with the development of the Company's new dispersed (flowable) microcapsule products; (iii) increased amortization relating to technology purchased from Bend Research in 1995; and (iv) additional costs associated with the development of other new products.

        Selling, General and Administrative. In 1997, selling, general and administrative costs associated with the Company's proprietary product operations increased 10.5% over 1996. The increase was primarily attributable to selling and marketing expenses related to the Company's new Blocker line of insect repellent products and a write down of $200,000 to adjust the carrying value of the unfinished specialty chemicals facility in Alachua, Florida to its estimated fair market value. As a result of the Company's decision to establish a replacement specialty chemicals manufacturing operation, in Bend, Oregon, the Company intends to sell the facility in Alachua and estimates its fair market value to be less than its carrying value. See "--Liquidity and Capital Resources." In 1996, selling, general and administrative costs associated with the Company's proprietary product operations increased 22.8% from 1995. The principal sources of this increase were (i) sales and marketing costs associated with both proprietary consumer products and commercial agriculture products increased due to increased personnel, increased commissions on higher sales of consumer products and expanded international operations for commercial agriculture products; (ii) additional marketing costs related to the introduction of the Company's Blocker line of insect repellent products; (iii) additional expenses for complimentary product given to growers in California who encountered difficulties with the CheckMate CM product described above and (iv) 1996 results included a full twelve months of Farchan operations while 1995 included only eleven months of operating expense for that subsidiary acquired in February 1995.

        Distribution. During 1997, total operating costs related to the Company's distribution operations increased 12.7% as compared to 1996. The increase is primarily attributable to (i) increased selling and delivery expenses as a result of greater sales volume and (ii) a reduction in bad debt reserves in 1996 that did not occur in 1997. Operating costs related to the Company's distribution operations remained approximately the same in 1996 as in 1995. Although selling and administrative costs increased 5.6% in 1996, the Company was able to offset these increases with a reduction in bad debt reserves as a result of improved collections.

        Other Income and Expense. During 1997, the Company recorded net other income of approximately $42,000 compared to approximately $35,000 of net other income in 1996. The increase is primarily attributable to approximately $338,000 in business interruption coverage reimbursements from the Company's insurance carrier in 1997 relating to the Farchan fire. Substantially offsetting this increase in net other income was a decrease relating to greater interest expense in 1997 as compared to 1996 as a result of higher outstanding borrowings during the year. For the year ended December 31, 1996, the Company recorded net other income of approximately $35,000 compared to approximately $20,000 in 1995. The increase was primarily attributable to (i) a $227,000 gain relating to the insurance proceeds exceeding the book value of the property destroyed at the Farchan subsidiary and (ii) a $63,000 estimated reimbursement from the insurance company for the business interruption coverage in 1996 relating to the Farchan fire. These increases were substantially offset by (i) increased interest expense; (ii) reduced interest income; (iii) increased foreign currency exchange losses relating to the Company's Canadian subsidiary and (iv) the reversal of an accrued contingent liability and the gain on the sale of property, both of which had a positive impact on the 1995 results.

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

                                                                 QUARTER ENDED
                               DEC. 31,    SEP. 30,   JUNE 30,   MAR. 31,  DEC. 31,   SEP. 30,    JUNE 30,   MAR. 31,
                                 1997        1997        1997      1997      1996       1996         1996       1996
----------------------------------------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
Revenues:
  Proprietary products         $   805     $2,770     $ 4,600    $ 4,788    $   895     $2,226     $ 3,723     $3,575
  Distribution                   4,146      6,877       9,180      6,038      3,073      6,142       7,961      5,634
                               -------     ------     -------    -------    -------     ------     -------     ------
        Total revenues           4,951      9,647      13,780     10,826      3,968      8,368      11,684      9,209
Cost of revenues                 4,442      7,605      10,045      7,695      3,531      6,515       8,744      6,452
                               -------     ------     -------    -------    -------     ------     -------     ------
        Gross margin               509      2,042       3,735      3,131        437      1,853       2,940      2,757
Operating expenses               2,521      2,719       3,474      2,567      2,787      2,578       2,749      2,391
                               -------     ------     -------    -------    -------     ------     -------     ------
Operating income (loss)         (2,012)      (677)        261        564     (2,350)      (725)        191        366
Other income (expense), net        (33)       (14)         50         39        205        (73)        (85)       (12)
                               -------     ------     -------    -------    -------     ------     -------     ------
        Net income (loss)      $(2,045)    $ (691)    $   311    $   603    $(2,145)    $ (798)    $   106     $  354
                               =======     ======     =======    =======    =======     ======     =======     ======
----------------------------------------------------------------------------------------------------------------------

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

        In addition, many of the Company's products, and the products sold by its wholly-owned distributors, are dependent upon the emergence of certain pests in the crops they are designed to protect. To the extent adverse weather conditions prevent or otherwise interfere with the growth of certain crops or the emergence of certain pests, the results of the Company's operations could be adversely impacted. From time to time, secondary pest infestations may occur within specific crops or geographic markets causing affected growers to alter their customary pest control practices. Such events may cause growers to temporarily increase their use of conventional toxic insecticides and reduce or suspend the use of biorational products, such as those sold by the Company, which could have a material adverse effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has used funds generated from operations, equity financings and bank borrowings to fund its research and development, marketing, acquisition of capital equipment, acquisitions of other business operations and working capital requirements. Through December 31, 1997, the Company has raised approximately $44.4 million in equity capital, net of expenses, since its inception. In addition to equity financing, the Company operates under a bank line of credit with a maximum borrowing capacity of $7.5 million to support the working capital requirements of both its principal proprietary product and distribution operations. This credit line matures in December 1998 and is secured by substantially all of the Company's current assets.

        At December 31, 1997, the Company had cash, cash equivalents and short-term investments of approximately $1.7 million and working capital of approximately $8.3 million. Borrowings under revolving lines of credit were approximately $1.5 million. The Company believes that cash and cash equivalents at December 31, 1997, funds generated from operations and funds available from existing bank lines of credit will be sufficient to fund the Company's operations through at least 1998. The Company's capital needs may increase depending upon several factors, including future acquisitions, changes to planned research and development activities, expanded manufacturing and commercialization programs, additional technological, regulatory and competitive developments and the timing of regulatory approvals for new products. As a result, the Company may need to raise additional funds. There can be no assurance that additional financing would be available and, if available, that the terms would be acceptable to the Company.

        On October 16, 1996, one of two buildings in Gainesville, Florida, owned by Consep's Farchan subsidiary was destroyed by fire. The building served as a manufacturing facility for certain pheromones used in certain of the Company's commercial agriculture products, as well as specialty chemicals sold to research organizations, pharmaceutical companies and the agricultural industry. At the direction of the EPA, the Company conducted chemical analysis of the soil and groundwater at the Farchan facility which resulted in findings that any potential contaminants were below EPA-allowed limits. Based on the results of the testing, the EPA and the state of Florida have both lifted all restrictions on the Farchan site and the Company is attempting to sell the property.

        Although the Company believes it has adequate insurance to cover all losses related to the fire, it has not reached a final settlement with its former insurance carrier for the claims associated with its additional expenses for outside pheromone purchases or business interruption losses. The largest portion of the Company's claim relates to additional expenses incurred by the Company in 1996 and 1997 for the purchase of pheromones from third party manufacturers at substantially higher costs than would have been incurred if the pheromones had been manufactured by Farchan. The Company's claim for such additional expenses is $530,000 and the investigation by the insurance carrier has been completed, but settlement discussions have reached an impasse and the Company has filed a lawsuit against the insurance carrier, MSI Insurance Company, in the United States District Court in Portland, Oregon to recover its claims. Although the Company intends to vigorously pursue full recovery of its claims in the pending legal proceeding, there can be no assurance that the Company will prevail in the litigation or that the Company will recover its claims in full.

        As an indirect result of the fire at the Farchan facility, the Company believes it is not feasible to proceed with plans to finish and occupy its proposed plant in Alachua, Florida. The Company has removed all of its equipment from the Alachua and Gainesville facilities and plans to sell the land and buildings. At the present time, the Company plans to build an addition to its headquarters and manufacturing facility in Bend, Oregon and purchase the necessary equipment to establish a specialty chemicals manufacturing operation to produce pheromone and other specialty chemicals. The Company has finished design work and applied to the City of Bend for the necessary building permits. The Company believes the cost of the new addition will range from $80,000 to $150,000. In June 1997, the Company completed the purchase of its headquarters and manufacturing facility in Bend, Oregon for a purchase price of approximately $1.5 million. The Company had also received a loan commitment with a bank to provide approximately $1.7 million in debt financing to help fund the purchase of the Company's headquarters and manufacturing facility and the construction of the new specialty chemicals manufacturing facility, of which approximately $1.1 million had been advanced for the purchase of the existing facility. At December 31, 1997, the additional $600,000 under the loan commitment expired unused. In addition, the Company received a term loan of $250,000 from its primary bank to help fund the purchase of the existing facility. The Company is currently re-negotiating the construction loan commitment with the bank to provide partial financing to construct the new addition. The Company intends to fund the balance of the expected costs of construction of the new facility out of its internal cashflow. The cost of the additional equipment needed to complete the new manufacturing area is estimated to range from $220,000 to $450,000. The Company expects to finance at least fifty percent of the additional equipment through bank loans and/or equipment leasing arrangements. There can be no assurance that additional financing will be available and, if available, that the terms will be acceptable to the Company. Assuming the availability of equipment financing arrangements and sufficient internal cashflow, the Company believes the new specialty chemicals manufacturing area can be operational by the end of September 1998 and should be able to produce some pheromones for the 1999 season.

        The Company does not expect the Farchan fire and the resulting loss of the manufacturing facility to have a material adverse effect on the Company's business, financial condition or results of operations, since the Company (i) has property damage, environmental remediation, business interruption and additional expense insurance which covers the destroyed facility, its contents, the underlying property and the associated manufacturing operations, (ii) is proceeding with its plans to build and equip a specialty chemicals manufacturing area at its headquarters and manufacturing facility in Bend, Oregon, which it believes can be operational in sufficient time to produce some pheromones for the 1999 season and (iii) has alternative sources of supply of pheromones for the 1998 season which it would otherwise have purchased from Farchan.

        The statements set forth above regarding estimated insurance recoveries and the Company's plans for replacing the destroyed specialty chemicals manufacturing facility, are forward-looking statements which are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, the Company not recovering its claims in the pending litigation with its insurance carrier and unanticipated delays or difficulties in (i) obtaining regulatory approvals needed to construct the new manufacturing area, (ii) internally funding the construction of the new specialty chemicals manufacturing area or (iii) securing financing to fund the purchase of additional specialty chemicals manufacturing equipment. The forward-looking statements should be considered in light of these risks and uncertainties.

        The Company has reviewed its internal electronic information systems with respect to any potential adverse impact of the upcoming change in the century on the operation of such systems ("Year 2000 Issues") and believes that it will not have any internal Year 2000 Issues. Although the Company intends to inquire as to whether its key suppliers, customers, creditors, independent distributors and financial service organizations (the "Company's Business Constituents") project any Year 2000 Issues with respect to their respective business operations that may adversely impact the Company, Consep has not yet commenced such inquiries. As a result, the Company has not determined whether any of the Company's Business Constituents project any Year 2000 Issues for their respective business operations that could have a material adverse impact on the Company's future operating results or financial condition. The Company intends to commence a program of contacting the Company's Business Constituents over the remainder of 1998 to inquire as to their respective Year 2000 Issues.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components. The Statement requires that all items that are income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt the statement for the year ended December 31, 1998.

        In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt the statement for the year ended December 31, 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS:

        Independent Auditors' Report                                 21

        Consolidated Balance Sheets                                  22

        Consolidated Statements of Operations                        23

        Consolidated Statements of Shareholders' Equity              24

        Consolidated Statements of Cash Flows                        25

        Notes to Consolidated Financial Statements                   26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Consep, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Consep, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consep, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                   KPMG PEAT MARWICK LLP


Portland, Oregon
February 13, 1998

                                  CONSEP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                            ----------------------------------
                                                                   1997                 1996
----------------------------------------------------------------------------------------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                 $  1,615,773          $  2,443,508
  Short-term investments                                          69,334               103,167
  Accounts receivable, net                                     4,733,525             3,601,912
  Other receivables                                              458,283               296,358
  Inventories, net (note 3)                                    9,316,144             7,993,706
  Prepaid expenses                                               372,023               966,102
                                                            ------------          ------------
        Total current assets                                  16,565,082            15,404,753
Property, plant and equipment, net (note 4)                    5,520,640             4,020,456
Notes receivable and other assets                                 57,620               258,865
Intangible assets, net (note 5)                                1,519,344             1,545,246
Goodwill, net (note 2)                                         2,014,874             2,181,901
                                                            ------------          ------------
         Total assets                                       $ 25,677,560          $ 23,411,221
                                                            ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank lines (note 6)                                       $  1,492,973          $  1,170,000
  Accounts payable                                             4,581,462             2,526,325
  Current portion of notes payable (note 7)                      527,625               312,821
  Current portion of obligations under capital
    lease (note 11)                                               31,647                34,369
  Accrued liabilities                                            925,568               646,135
  Customer deposits                                              734,148               282,581
                                                            ------------          ------------
        Total current liabilities                              8,293,423             4,972,231
Notes payable, excluding current portion (note 7)              2,133,560             1,153,553
Obligations under capital lease, excluding
 current portion (note 11)                                        14,559                17,516
Deferred gain on sale of property (note 11)                           --               238,075
Mandatory stock warrant obligation (note 8)                       19,500                19,500
                                                            ------------          ------------
         Total liabilities                                    10,461,042             6,400,875
                                                            ------------          -------------
Commitments and contingencies (notes 11,12 and 13)

Shareholders' equity (note 8):
  Preferred stock, $.01 par value.
     Authorized 3,000,000 shares, no shares
     issued or outstanding at 1997 and 1996                           --                    --
  Common stock, non-voting, $.01 par value.
     Authorized 657,601 shares, no shares issued or
     outstanding at 1997 and 1996                                     --                    --
  Common stock, $.01 par value.
     Authorized 15,000,000 shares, issued
     and outstanding 9,460,151 and 9,431,203
     shares at 1997 and 1996, respectively                        94,602                94,312
  Additional paid-in capital                                  44,313,127            44,256,367
  Accumulated deficit                                        (29,177,621)          (27,355,600)
  Foreign currency translation adjustment                        (13,590)               15,267
                                                            ------------          ------------
        Total shareholders' equity                            15,216,518            17,010,346
                                                            ------------          ------------
        Total liabilities and shareholders' equity          $ 25,677,560          $ 23,411,221
                                                            ============          ============
----------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                  CONSEP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                              1997            1996            1995
------------------------------------------------------------------------------------------------------
Revenues (note 15)                                        $39,204,329     $33,229,229     $30,843,734
Cost of revenues (note 15)                                 29,786,976      25,241,986      23,094,064
                                                          -----------     -----------     -----------
Gross margin                                                9,417,353       7,987,243       7,749,670
                                                          -----------     -----------     -----------
Operating expenses:
  Research and development (note 12)                        1,203,502       1,454,180       1,059,048
  Selling, general and administrative                      10,077,898       9,051,036       7,996,758
                                                          -----------     -----------     -----------

        Total operating expenses                           11,281,400      10,505,216       9,055,806
                                                          -----------     -----------     -----------

Operating loss                                             (1,864,047)     (2,517,973)     (1,306,136)
                                                          -----------     -----------     -----------
Other income (expense):
  Interest expense                                           (424,739)       (324,017)       (284,283)
  Interest income                                             157,275         159,024         245,403
  Other, net                                                  309,490         200,079          58,537
                                                          -----------     -----------     -----------

        Net other income                                       42,026          35,086          19,657
                                                          -----------     -----------     -----------

        Net loss                                          $(1,822,021)    $(2,482,887)    $(1,286,479)
                                                          ===========     ===========     ===========

Basic and diluted net loss per share (note 1)             $     (0.19)    $     (0.31)    $     (0.19)
                                                          ===========     ===========     ===========

Weighted average number of shares outstanding (note 1)      9,450,963       7,963,358       6,761,623
                                                          ===========     ===========     ===========
-----------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                  CONSEP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                    Foreign
                              Preferred Stock       Common Stock     Additional                    Currency       Total
                              ---------------   -------------------   Paid-In      Accumulated   Translation  Shareholders'
                              Shares Amount     Shares     Amount     Capital        Deficit      Adjustment     Equity
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994      --  $--     6,263,653   $62,636   $35,978,675    $(23,586,234)   $(15,131)   $12,439,946

 Common stock issued in
   secondary public offering      --   --      1,100,000   11,000     3,078,375            --          --        3,089,375
 Exercise of stock options        --   --         34,213      342        58,297            --          --           58,639
 Business acquisitions (note 2)   --   --        171,671    1,717       352,354            --          --          354,071
 Foreign currency translation
   adjustment                     --   --           --       --            --              --        25,928         25,928
 Net loss                         --   --           --       --            --        (1,286,479)       --       (1,286,479)
                                 ---- ----     ---------  -------   -----------    ------------    --------    -----------


Balance at December 31, 1995      --   --      7,569,537   75,695    39,467,701     (24,872,713)     10,797     14,681,480

 Common stock issued in
   secondary public offering      --   --      1,755,563   17,556     4,587,399            --          --        4,604,955
 Exercise of stock options        --   --         85,698      857       152,686            --          --          153,543
 Common stock issued under
   Employee Stock Purchase Plan   --   --         20,405      204        48,581            --          --           48,785
 Foreign currency translation
   adjustment                     --   --           --       --            --              --         4,470          4,470
  Net loss                        --   --           --       --            --        (2,482,887)       --       (2,482,887)
                                 ---- ----     ---------  -------   -----------    ------------    --------    -----------


Balance at December 31, 1996      --   --      9,431,203   94,312    44,256,367     (27,355,600)     15,267     17,010,346

 Exercise of stock options        --   --          4,400       44         1,056            --          --            1,100
 Common stock issued under
   Employee Stock Purchase Plan   --   --         24,548      246        55,704            --          --           55,950
 Foreign currency translation
   adjustment                     --   --             --       --            --            --       (28,857)       (28,857)
 Net loss                         --   --             --       --            --      (1,822,021)       --       (1,822,021)
                                 ---- ----    ---------   -------   -----------    ------------    --------    -----------

Balance at December 31, 1997      --  $--      9,460,151   $94,602   $44,313,127   $(29,177,621)   $(13,590)   $15,216,518
                                 ==== ====     =========   =======   ===========   ============    ========    ===========
--------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                  CONSEP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                        1997              1996              1995
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                         $(1,822,021)     $(2,482,887)     $(1,286,479)
  Adjustments to reconcile net loss to
    net cash provided by (used) in operating activities:
        Depreciation and amortization                                1,171,893        1,071,925          881,784
        Provision for bad debts                                        228,144           40,171          164,544
        Inventory reserve                                              275,428          383,307          148,042
        (Gain) loss on disposal of equipment                             2,188           16,526          (50,467)
        Other non-cash items                                           240,574          (10,890)         (31,507)
    Changes in assets and liabilities,
    net of amounts acquired:
        Short-term investments                                          33,833           33,332        1,514,864
        Accounts receivable                                         (1,421,268)        (292,239)        (244,658)
        Other receivables                                             (161,925)         (77,379)          58,210
        Inventories                                                 (1,627,104)        (450,769)      (2,097,823)
        Prepaid expenses                                               587,164         (580,053)          46,091
        Accounts payable                                             2,086,009           85,409         (460,477)
        Accrued liabilities                                            319,921           63,070         (324,627)
        Other assets                                                   (28,873)          (3,000)          66,667
        Customer deposits                                              451,573         (168,646)        (110,866)
                                                                   -----------      -----------      -----------
             Net cash provided by (used) in
             operating activities                                      335,536       (2,372,123)      (1,726,702)
                                                                   -----------      -----------      -----------


INVESTING ACTIVITIES:
  Acquisition of intangible assets                                    (226,439)        (289,818)        (396,915)
  Acquisition of property, plant and equipment                      (1,423,012)      (1,077,473)        (477,404)
  Acquisition of subsidiary companies, net of cash acquired                 --               --          (74,136)
  Net proceeds from sale of property, plant and equipment               14,400            8,350           88,050
  (Increase) decrease in notes receivable,
  net of payments received                                             286,663          273,265          (34,900)
                                                                   -----------      -----------      -----------
           Net cash used in investing activities                    (1,348,388)      (1,085,676)        (895,305)
                                                                   -----------      -----------      -----------
FINANCING ACTIVITIES:
  Increase (decrease) in bank lines                                    323,391         (541,533)         233,897
  Increase in notes payable                                            250,000          215,000          141,516
  Principal payments on notes payable and capital
    lease obligations                                                 (445,020)        (650,149)        (584,997)
  Proceeds from sale of common stock, net                               57,050        4,807,283        3,148,014
                                                                   -----------      -----------      -----------
          Net cash provided by financing activities                    185,421        3,830,601        2,938,430
                                                                   -----------      -----------      -----------


  Effect of exchange rate changes on cash and cash equivalents            (304)           1,111             (613)
                                                                   -----------      -----------      -----------

          Net increase (decrease) in cash and cash equivalents        (827,735)         373,913          315,810

Cash and cash equivalents at beginning of period                     2,443,508        2,069,595        1,753,785
                                                                   -----------      -----------      -----------
Cash and cash equivalents at end of period                         $ 1,615,773      $ 2,443,508      $ 2,069,595
                                                                   ===========      ===========      ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                         $   432,646      $   324,818      $   295,915
                                                                   ===========      ===========      ===========
  Cash paid during the period for taxes                            $    14,661      $    10,446      $    12,403
                                                                   ===========      ===========      ===========
-----------------------------------------------------------------------------------------------------------------

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

  (c)  Accounts Receivable

        Accounts receivable are shown net of allowance for doubtful accounts of $920,785 and $857,775 at December 31, 1997 and 1996, respectively. The Company sells its products through agribusiness distributors, consumer products distributors and retailers and to agricultural growers, primarily in the Central Valley of California. The Company performs continuing credit evaluations of its customers and generally does not require collateral.

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

  (g)  Goodwill

        Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized over periods ranging from twenty to twenty-five years using the straight-line method. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through discounted projected future cash flows of the operations or assets from which the goodwill arose. Amortization charged to operations was $114,290, $123,641 and $125,571 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

  (i)  Net Loss Per Common Share

        In 1997, the Company adopted Statement of Financial Accounting Standards No. 128. Accordingly, "basic net loss per share" and "dilutive net loss per share" for the year ended December 31, 1997 and for all prior periods presented were computed using the weighted average number of common shares outstanding during each year, with diluted net income per share including the effect of potentially dilutive common shares.

        Potentially dilutive common shares related to stock options are anti-dilutive in a net loss situation and, therefore, were not included in diluted net loss per share in the accompanying financial statements.

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

  (l)  Reclassifications

        Certain reclassifications have been made in the accompanying consolidated financial statements for 1995 and 1996 to conform with the 1997 presentation.

  (m)  Stock Option Plan

        Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. As allowed under SFAS No. 123, the Company has continued to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1994 and 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

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

(2)  ACQUISITION

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

        Pursuant to the Agreement and Plan of Merger, the Company covenants that the 171,671 shares issued to effect the merger (the "Original Shares") will have an aggregate market value of at least $1 million (the "Guaranteed Value") for at least three consecutive trading days during the period from February 1, 1997 to January 31, 1998. If the Original Shares do not reach the Guaranteed Value during the period specified, then the following shall apply: (i) if as of January 31, 1998, the Original Shares have an aggregate market value of less than the Guaranteed Value but more than $950,000, then the Company shall issue additional shares of its common stock to the extent necessary to make the aggregate value of the Original Shares, plus the additional shares, equal to $1 million; (ii) if as of January 31, 1998, the Original Shares have an aggregate market value of less than $950,000 but more than $500,000, then the Company shall, at the Company's option, either (a) issue additional shares of its common stock, up to a maximum of 171,670 additional shares, to the extent necessary to make the aggregate value of the Original Shares, plus the additional shares, equal to $1 million, or (b) deliver the acquired Farchan shares to the previous Farchan shareholders in exchange for the Original Shares; (iii) if as of January 31, 1998, the Original Shares have an aggregate market value of less than $500,000, then either (a) the Company shall issue an additional 171,670 shares of its common stock to the previous Farchan shareholders, or (b) if the Company does not elect to deliver such additional shares by February 15, 1998, then the previous Farchan shareholders shall have the option to elect between the remedies provided in (ii)(a) and (ii)(b) above. Such election by the previous Farchan shareholders must occur before March 1, 1998. Pursuant to this agreement the Company issued an additional 171,671 shares on February 12, 1998 to conclude this transaction and preclude any future obligations.

        The aggregate purchase price, less the fair market value of net assets acquired of approximately $482,000, has been recognized as goodwill and is being amortized over 20 years on a straight-line basis. The operating results of Farchan are included in the Company's consolidated results from February 1, 1995.

        The above acquisition was accounted for as a purchase.

(3)  INVENTORIES

        Inventories consist of the following:

                                                DECEMBER 31,
                                         -------------------------
                                             1997           1996
                                         ----------     ----------
Raw materials                            $1,998,509     $2,196,006
Work in process                                  --         44,963
Finished goods--proprietary               4,640,578      3,528,880
Finished goods--distribution              3,227,485      2,717,836
                                         ----------     ----------
                                          9,866,572      8,487,685
       Less reserve for obsolescence        550,428        493,979
                                         ----------     ----------
                                         $9,316,144     $7,993,706
                                         ==========     ==========

(4)  PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

                                                                 DECEMBER 31,
                                                                 ------------
                                                             1997           1996
                                                          ----------     ----------
Land                                                      $  872,986     $  502,481
Buildings                                                  2,397,184      1,308,625
Machinery and equipment                                    3,538,533      2,860,568
Furniture and fixtures                                     1,203,284      1,088,977
Vehicles                                                   1,082,250        927,892
Leasehold improvements                                       124,615        314,876
                                                          ----------     ----------
                                                           9,218,852      7,003,419
       Less accumulated depreciation and amortization      3,698,212      2,982,963
                                                          ----------     ----------
                                                          $5,520,640     $4,020,456
                                                          ==========     ==========

(5)  INTANGIBLE ASSETS

        Intangible assets consist of the following:

                                                                 DECEMBER 31,
                                                                 ------------
                                         USEFUL LIVES        1997            1996
                                         ------------      ----------     ----------
Patents, technology and trademarks       5 - 20 years      $1,011,483     $  928,939
Product registrations                    10 - 20 years        891,564        798,466
Other                                    3 - 10 years         462,886        436,946
                                                           ----------     ----------
                                                            2,365,933      2,164,351
       Less accumulated amortization                          846,589        619,105
                                                           ----------     ----------
                                                           $1,519,344     $1,545,246
                                                           ==========     ==========

(6)  BANK LINES

        In December 1997, the Company renewed its $7.5 million bank line of credit which matures December 10, 1998 and is secured by substantially all of the Company's current assets. Maximum borrowings under the credit line cannot exceed 70% of eligible accounts receivable and between 40% and 50% of eligible inventory from certain of the Company's distribution operations. Interest is payable monthly at the bank's prime rate (8.50% at December 31, 1997) plus 1.5%. At December 31, 1997, the Company had approximately $1.5 million outstanding under this line.

        In addition to the $7.5 million bank line of credit, the Company's Chemfree subsidiary has a working capital bank line of credit of approximately $37,000. Interest is payable monthly at the bank's prime rate (6.00% at December 31, 1997) plus 2.0%. At December 31, 1997, there was approximately $14,000 outstanding under this line.

        Under the terms of the $7.5 million credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. At December 31, 1997, $1,479,000 was outstanding under this line of credit and the Company was not in complete compliance with the financial covenants. The Company has obtained a waiver of compliance for the quarter ended December 31, 1997.

(7)  NOTES PAYABLE

        Notes payable consist of the following:

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                                1997          1996
                                                                            ----------     ----------
Mortgages payable at interest rates ranging from prime plus 1.5% to
   8.85%, secured, payable in monthly installments through June, 2007       $1,682,530     $  595,160
Various notes payable at interest rates ranging from 6.9% to
   12.9%, secured by equipment and vehicles, payable in monthly
   installments with various maturity dates through July, 2002                 463,236        411,122
Notes payable at interest rates of prime plus 1.5%, secured by substantially all of the Company's current assets with the outstanding balances at December 31, 1997 reducing the amount available under the $7.5 million bank line of credit, payable
   in monthly installments through July, 2000                                  357,709        206,042
Notes payable at an interest rate of 10%, unsecured, payable
   upon demand                                                                  21,917         39,917
Notes payable to former shareholders of Sierra Ag and Farchan, interest ranging from 8% to 9%, payable semi-monthly or in annual install-
   ments with maturity dates through 2000 (The former shareholders of
   Sierra Ag and Farchan are currently employed by those subsidiaries.)        135,793        214,133
                                                                            ----------     ----------
                                                                             2,661,185      1,466,374
             Less current maturities                                           527,625        312,821
                                                                            ----------     ----------
                    Notes payable, excluding current maturities             $2,133,560     $1,153,553
                                                                            ==========     ==========

        The aggregate maturities of notes payable for the five years ending after December 31, 1997 are as follows: 1998-$527,625; 1999-$455,478;
2000-$347,397; 2001-$195,609; and 2002-$180,922.

(8)  SHAREHOLDERS' EQUITY

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

        Under the Company's 1997 Stock Incentive Plan (the "1997 Plan"), options may be granted to employees and certain other individuals to purchase a maximum of 300,000 shares of common stock. Both incentive and nonqualified stock options may be granted under the 1997 Plan. Options granted pursuant to the 1997 Plan become exercisable in various increments determined at the time of grant and generally expire ten years from the date of grant. In February 1998, the Company's Board of Directors authorized an amendment to the 1997 Plan, subject to shareholder approval, whereby the number of shares reserved for future issuance under the 1997 Plan was increased by 300,000.

        At December 31, 1997, the Company has reserved an aggregate of 980,756 of its common stock for future issuance upon exercise of stock options pursuant to the 1992 Plan, the 1993 Plan, the 1993 Director Plan and the 1997 Plan. Options under the Company's four plans specified above are generally granted at no less than the market value of the Company's common stock at the date of grant.

        Stock options outstanding and transactions involving the Company's stock option plans are summarized as follows:

                                                   AGGREGATE        EXERCISE
                                                    EXERCISE        PRICE PER
                                    NUMBER            PRICE          SHARE
                                 -----------      -----------      -----------
Balance at December 31, 1994         429,729      $   891,591     $0.25-5.25
  Options granted                    140,749          406,591      2.63-3.00
  Options canceled                    (7,900)         (22,550)     2.25-3.25
  Options exercised                  (34,213)         (58,639)     0.25-2.25
                                 -----------      -----------      -----------

Balance at December 31, 1995         528,365      $ 1,216,993     $0.25-5.25
  Options granted                    181,566          589,599      2.25-4.25
  Options canceled                   (92,200)        (288,702)     1.75-5.25
  Options exercised                  (85,698)        (153,543)     0.25-3.25
                                 -----------      -----------      -----------

Balance at December 31, 1996         532,033      $ 1,364,347     $0.25-4.63
  Options granted                    235,626          367,439      1.50-3.25
  Options canceled                   (16,000)         (46,850)     2.25-3.25
  Options exercised                   (4,400)          (1,100)     0.25-0.25
                                 -----------      -----------     -----------

Balance at December 31, 1997         747,259      $ 1,683,836     $0.50-4.63
                                 ===========      ===========     ==========

        At December 31, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.50 - $4.63 and 7.84 years, respectively. At December 31, 1997 and 1996, the number of options exercisable was 384,312 and 280,712, respectively, and the weighted average exercise price of those options was $2.35 and $2.06, respectively.

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

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                           1997              1996               1995
                                           ----              ----               ----
Net loss - as reported               $  (1,822,021)     $  (2,482,887)     $  (1,286,479)
Net loss - pro forma                    (1,857,419)        (2,577,593)        (1,324,853)
Net loss per share - as reported     $       (0.19)     $       (0.31)     $       (0.19)
Net loss per share - pro forma               (0.20)             (0.32)             (0.20)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                       1997         1996
                                       ----         ----
Expected dividend yield               0.00%        0.00%
Expected stock price volatility      94.63%       92.15%
Risk-free interest rate               5.56%        5.57%
Expected life of options            7 years      7 years

        The weighted average fair value of options granted during 1997 and 1996 is $1.56 and $3.25 per share, respectively.

 (c)  Stock Warrants

        In 1988, the Company issued warrants for $250,000 to purchase 28,571 shares of its preferred stock. The warrants carry a mandatory repurchase element which converts to term debt if the Company is unable to meet the repurchase schedule. The repurchase price of the warrants exceeded the initial issuance price, therefore, the difference has been accreted to additional paid-in capital over the term of the warrants. As of December 31, 1997, the Company has repurchased 25,571 of these warrants. The remaining 3,000 warrants, which were converted into warrants to purchase common stock in conjunction with the Company's IPO in February 1994, carry an exercise price of $6.50 per share and are required to be repurchased by the Company in April 1999 for $19,500.

        The Company has also issued warrants to purchase 48,000 shares of its preferred stock, which were converted into warrants to purchase 48,000 shares of the Company's common stock upon the closing of the Company's February 1994 IPO. The exercise price of these warrants is $6.25 per share. Warrants to purchase 19,200 shares of the Company's common stock expired unexercised on February 1, 1995. Of the remaining warrants to purchase 28,800 shares of the Company's common stock, 16,000 expire October 20, 1999 and 12,800 expire February 1, 2000. All such remaining warrants were exercisable as of December 31, 1997.

        In December 1993, the Company issued warrants to purchase 50,001 shares of its common stock at an exercise price of $6.00 per share. These warrants were issued in conjunction with a $3 million loan commitment provided by certain of the Company's shareholders. The loan commitment expired unused upon the closing of the Company's IPO in February 1994. The warrants, all of which were outstanding and none of which had been exercised as of December 31, 1997, expire December 20, 1998.

        In October 1996, the Company issued warrants to purchase 175,556 shares of common stock to an investment banking firm in connection with underwriting services rendered to the Company with respect to its follow-on public offering in October 1996. These warrants carry an exercise price of $3.60 per share and expire October 23, 2001. These warrants became exercisable on October 23, 1997 and all were outstanding and none had been exercised as of December 31, 1997.

(d)  Employee Stock Purchase Plan

        During 1995, the Company established an employee stock purchase plan (the "Plan") whereby eligible employees are able to purchase shares of the Company's common stock at prices no less than 85% of the fair market value of the Company's common stock determined at certain specified dates. At December 31, 1997, the Company has reserved 150,000 shares of its common stock for issuance under the Plan. During 1997 and 1996, 24,548 and 20,405 shares, respectively, were purchased pursuant to the Plan. During 1995, there were no shares purchased under this plan.

(9)  INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 were as follows:

                                                       DECEMBER 31,
                                                       ------------
                                                  1997             1996
                                              -----------      -----------
Deferred tax assets:
  Inventories                                 $ 1,091,000      $   707,000
  Allowance for doubtful accounts                 163,000          206,000
  Tax credit carryforwards                        291,000          283,000
  Net operating loss carryforwards              8,498,000        8,459,000
  Valuation allowance                          (9,820,000)      (9,256,000)
  Other                                           186,000          106,000
                                              -----------      -----------
       Total deferred tax assets                  409,000          505,000
                                              -----------      -----------
Deferred tax liabilities:
  Tax basis depreciation and amortization         409,000          505,000
                                              -----------      -----------
       Total deferred tax liabilities             409,000          505,000
                                              -----------      -----------
       Net deferred tax assets                $      --        $      --
                                              ===========      ===========

        The valuation allowance for deferred tax assets as of January 1, 1996 was $8,209,500. The net change in total valuation allowance for the years ended December 31, 1997 and 1996 was an increase of $564,000 and $1,046,500, respectively.

        The provision for income taxes differs from the "expected" tax benefit (computed by applying the federal statutory income tax rate to net loss before taxes) as follows:

                                              DECEMBER 31,
                                              ------------
                                             1997      1996
                                             ----      ----
Expected statutory federal tax benefit       (34)%     (34)%
Change in valuation allowance                 35        42
State income tax, net of federal              (5)       (5)
Expiration of state net operating losses       4       --
Other                                        --         (3)
                                             ---       ---
Effective tax rate                           -- %      -- %
                                             ===       ===

        The Company has available at December 31, 1997 unused investment credits, research and development tax credits, and operating loss carryforwards, which may reduce taxable income in future periods and expire as follows:

                STATE                                FEDERAL
             ----------        -------------------------------------------------
                                                      RESEARCH
              OPERATING                                  AND         OPERATING
 YEAR OF        LOSS            INVESTMENT           DEVELOPMENT        LOSS
EXPIRATION  CARRYFORWARDS        CREDITS              CREDITS      CARRYFORWARDS
----------  -------------        -------              -------      -------------
1998        $ 1,244,000        $      --          $      --          $      --
1999          1,035,000                600             18,000          1,358,000
2000            180,000             14,000             50,000          1,696,000
2001            388,000              3,600             31,000            971,000
2002               --                 --                 --              789,000
2003            278,000               --                 --            1,076,000
2004          1,028,000               --                 --            1,240,000
2005            603,000               --               39,000            484,000
2006            417,000               --               16,000          1,614,000
2007            784,000               --               39,000          2,776,000
2008          1,219,000               --                 --            4,074,000
2009          1,133,000               --               43,000          3,471,000
2010            200,000               --               10,000            710,000
2011            430,000               --               37,000          1,435,000
2012               --                 --                8,000               --
            -----------        -----------        -----------        -----------
            $ 8,939,000        $    18,200        $   291,000        $21,694,000
            ===========        ===========        ===========        ===========

        In addition, the Company has available a combined foreign net operating loss carryforward of approximately $1,592,000 in Austria, Canada and Mexico which will expire in various years.

        A provision of the Tax Reform Act of 1986 required the utilization of net operating losses and credits be limited when there is a change of more than 50% in ownership of the Company. Such a change occurred with the sales of stock in 1988, 1989, 1992 and 1996. Accordingly, the utilization of the net operating loss carryforwards generated from periods prior to March 25, 1988, the period March 26, 1988 to November 14, 1989, the period November 15, 1989 to July 15, 1992 and the period July 16, 1992 to October 29, 1996 is limited; the amounts subject to the limitation are approximately $4,200,000, $1,500,000, $5,000,000 and $10,700,000, respectively.

(10)  EMPLOYEE SAVINGS PLAN

        The Company sponsors a defined contribution plan (the "Plan") covering all full-time domestic employees. Employees may contribute up to 15% of their compensation to the Plan. The Company may also make discretionary contributions to the Plan for the benefit of all eligible employees. Company matching contributions vest over six years.

(11)  LEASES

        The Company leases certain assets under various capital leasing arrangements. Included in property, plant and equipment in the accompanying consolidated balance sheets are $146,235 and $128,810 of assets under capital lease at December 31, 1997 and 1996, respectively, net of related accumulated amortization of $67,164 and $67,910, respectively.

        Capital lease obligations are summarized as follows:

                                                                       DECEMBER 31,
                                                                       ------------
                                                                   1997          1996
                                                                 -------        -------
Leases of certain manufacturing equipment with lease
   periods expiring through February 2000, with interest         $46,206        $49,650
   ranging from 15.0% to 35.0%
Lease of certain office and computer equipment with lease
   period expiring in March 1997, at interest of 13.7%              --            2,235
                                                                 -------        -------
Total obligations under capital lease                             46,206         51,885
   Less current portion                                           31,647         34,369
                                                                 -------        -------
Obligations under capital lease, less current portion            $14,559        $17,516
                                                                 =======        =======

        During February 1994, the Company sold and leased back the Company's headquarters building. The selling price was $1,250,000 and the lease term for the lease-back is ten years. The sale/lease-back transaction resulted in a deferred gain of approximately $396,000, which was being amortized as an offset to operating expenses over the term of the lease on a straight-line basis. The lease included annual payments of approximately $140,000 for the initial three years of the lease, with three percent increases in years four, seven, and ten of the lease. In June 1997, the Company re-purchased the facility for approximately $1,500,000 and the remaining deferred gain of approximately $195,000 was applied against the purchase price of the facility.

        The Company also leases certain office and operating facilities, and certain other equipment under operating leases with remaining terms ranging from one to five years. Rental expense for all operating leases, net of the deferred gain amortization related to the sale/lease-back transaction discussed above, amounted to $234,699, $288,685 and $296,369 for the years ended December 31, 1997, 1996 and 1995, respectively.

        Minimum lease payments under leases expiring subsequent to December 31, 1997 with original terms of one year or more are as follows:

YEAR ENDING DECEMBER 31,                                          CAPITAL LEASES  OPERATING LEASES
------------------------                                          --------------  ----------------
        1998                                                        $   36,792   $    130,574
        1999                                                            12,192         97,835
        2000                                                             4,141         30,683
        2001                                                                --         22,232
        2002                                                                --            103
                                                                    ----------       --------
           Total minimum lease payments                                 53,125    $   281,427
                                                                                    =========
        Less amount representing interest                               (6,919)
                                                                    ----------
           Present value of net minimum lease payments              $   46,206
                                                                    ==========

(12)  COMMITMENTS

        In November 1993, the Company entered into a License Agreement ("the Agreement") with Bend Research, Inc. (Bend Research) whereby the Company will fund certain research performed by Bend Research and will obtain exclusive licenses to sell products utilizing the technology developed through the research provided under the Agreement. Under the terms of the Agreement, the Company is to fund a minimum of $600,000 of research annually through the term of the Agreement, which is twenty years. The Agreement can be terminated upon 60 days prior notice by the Company. Bend Research invoiced the Company $78,011, $246,804 and $375,565 for research and development work performed during the years ended December 31, 1997, 1996 and 1995, respectively. Payments by the Company to Bend Research for research and development services provided to the Company totaled $77,673 in 1997, which amount has been acknowledged by Bend Research to satisfy the Company's obligation to Bend Research for research and development services. For certain products sold by the Company utilizing technology provided under the Agreement, the Company is required to pay royalties to Bend Research based upon a percentage of product margins attributable to the provided technology as defined in the Agreement. During January 1995, royalties for the term of the Agreement related to certain products incorporating technology provided by Bend Research were prepaid by the Company. Such prepaid royalties totaled $121,000 and are being amortized as the related products are sold by the Company. In addition, Bend Research and the Company agreed to reduce the annual commitment described above from $600,000 to $191,500 in 1996 and from $600,000 to $125,000 in 1997. During 1998, the annual commitment was waived with no minimum requirement. For years subsequent to 1998, the $600,000 annual commitment will again be in effect.

        The Company was incorporated by Bend Research in 1984. Bend Research owns less than 5% of the Company's common stock as of December 31, 1997. Walter
C. Babcock, the President, Chief Executive Officer, and Chairman of the Board of Bend Research, is also a director of the Company and serves on the Company's Scientific Advisory Board. Dr. Babcock is also a shareholder of Bend Research and the Company. Volker G. Oakey, the President, Chief Executive Officer, and Chairman of the Board of the Company is also a director of Bend Research and is a shareholder of the Company.

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

(13)  CONTINGENCIES

        In October 1996, a building owned by the Company's Farchan subsidiary was destroyed by fire and the Company has not reached a settlement with its former insurance carrier for the claims associated with its additional expenses for outside pheromone purchases. As a result, the Company has filed a lawsuit against the insurance carrier in the United States District Court to recover its claims.

(14)  NON-CASH INVESTING AND FINANCING ACTIVITIES

        The following is a summary of non-cash investing and financing activities for the three years ended December 31, 1997, 1996 and 1995:

    December 31, 1997:

      During the year ended December 31, 1997, the Company acquired a building for $1,495,000, of which $1,125,000 was financed by the issuance of a note payable. The Company also acquired vehicles and equipment for $259,371 through the issuance of notes and capital leases payable. In addition, during 1997, the Company wrote down the carrying value of an unfinished specialty chemicals facility held for re-sale by $200,000.

    December 31, 1996:

        During the year ended December 31, 1996, the Company acquired a building for $396,055 and acquired vehicles for $182,045 through the issuance of notes payable. Also, during 1996, the Company converted $499,959 of trade accounts receivable to notes receivable.

    December 31, 1995:

        Effective February 1, 1995, the Company acquired all of the outstanding capital stock of Farchan as follows:

Fair value of assets acquired                                              $1,135,684
Issuance of 171,671 shares of the Company's common stock                      354,071
Issuance of notes payable in conjunction with non-compete agreement           160,816
Cash paid                                                                      74,136
                                                                           ----------
   Liabilities  assumed                                                    $  546,661
                                                                           ==========

        During the year ended December 31, 1995, the Company also acquired $103,088 of equipment through the issuance of notes payable.

(15)  BUSINESS SEGMENT INFORMATION

        The Company's operations have been classified into three business segments: domestic proprietary products, foreign proprietary products and distribution operations. Proprietary products include products manufactured by the Company, and distribution operations include the distribution and sale of agrichemicals and other agricultural products by the Company's distribution subsidiaries. Proprietary products manufactured by the Company which are sold through the Company's wholly-owned distribution subsidiaries are included in proprietary products in the following table. Summarized financial information by business segment for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                   PROPRIETARY PRODUCTS       DISTRIBUTION
                                                 DOMESTIC         FOREIGN    OPERATIONS (1)       TOTAL
                                                 --------         -------    --------------       -----
December 31, 1997:
  Revenues                                  $  10,351,905    $  2,610,677     $ 26,241,747   $ 39,204,329
  Cost of revenues                              6,359,843       1,930,883       21,496,250     29,786,976
  Operating income (loss)                      (2,263,589)       (613,747)       1,013,289     (1,864,047)
  Transfers                                     1,918,309       1,454,410              174      3,372,893
  Total assets                                 12,370,484       3,067,331       10,239,745     25,677,560
  Depreciation and amortization                   662,221         109,787          399,885      1,171,893
  Capital expenditures                          2,180,755          60,118          371,510      2,612,383

December 31, 1996:
  Revenues                                   $  8,431,056    $  1,987,476     $ 22,810,697   $ 33,229,229
  Cost of revenues                              5,278,965       1,406,346       18,556,675     25,241,986
  Operating income (loss)                      (2,654,365)       (839,605)         975,997     (2,517,973)
  Transfers                                     1,414,402         231,003            3,925      1,649,330
  Total assets                                 11,764,452       3,374,907        8,271,862     23,411,221
  Depreciation and amortization                   610,226          89,612          372,087      1,071,925
  Capital expenditures                          1,245,375          91,024          304,616      1,641,015

December 31, 1995:
  Revenues                                   $  7,611,108     $ 1,774,004     $ 21,458,622   $ 30,843,734
  Cost of revenues                              4,467,421       1,011,406       17,615,237     23,094,064
  Operating income (loss)                      (1,866,238)        (29,204)         589,306     (1,306,136)
  Transfers                                     1,093,833          99,644            3,957      1,197,434
  Total assets                                 10,395,536       2,486,026        8,677,012     21,558,574
  Depreciation and amortization                   414,909          82,282          384,593        881,784
  Capital expenditures                            398,247          34,864          147,382        580,493

    (1) The distribution operations business segment consists only of domestic distribution operations.

        During the years ended December 31, 1997, 1996 and 1995, export sales of the Company's proprietary products and sales of proprietary products occurring outside of the United States totaled $3,332,346, $2,522,164 and $2,217,266, respectively.

(16)  VALUATION AND QUALIFYING ACCOUNTS

                                                          ADDITIONS
                                         BALANCE AT       CHARGED TO                                  BALANCE AT
                                         BEGINNING        COSTS AND                                       END
                                         OF PERIOD        EXPENSES        DEDUCTIONS       OTHER       OF PERIOD
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
   Allowance for doubtful accounts        $857,775         228,144         165,134(1)        --         920,785
   Inventory valuation reserve             493,979         275,428         218,979(2)        --         550,428
   Product warranty reserve                  7,834          94,469          87,202(3)        --          15,101

Year ended December 31, 1996:
   Allowance for doubtful accounts        $834,128          40,171          16,524(1)        --         857,775
   Inventory valuation reserve             261,883         383,307         151,211(2)        --         493,979
   Product warranty reserve                 58,292          52,329         102,787(3)        --           7,834

Year ended December 31, 1995:
   Allowance for doubtful accounts        $681,198         164,544          11,614(1)        --         834,128
   Inventory valuation reserve             227,239         148,042         113,398(2)        --         261,883
   Product warranty reserve                 82,179          83,494         107,381(3)        --          58,292
---------------------------------------------------------------------------------------------------------------


(1) Deductions primarily represent accounts written off during the period.

(2) Deductions primarily represent inventory scrapped during the period.

(3) Deductions primarily represent warranty credits given to customers for products returned under warranty.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item regarding Directors is included in the section of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1998 (the "1998 Proxy Statement") captioned "Election of Directors" and is incorporated herein by reference.

        The information required by this item regarding Executive Officers is included in the section of the Company's 1998 Proxy Statement captioned "Management" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is included in the section of the Company's 1998 Proxy Statement captioned "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is included in the section of the Company's 1998 Proxy Statement captioned "Stock Owned by Management and Principal Shareholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included in the section of the Company's 1998 Proxy Statement captioned "Certain Transactions and Relationships" and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        The financial statements of Consep, Inc. as set forth under Item 8 are filed as part of this report.

        Supplemental Schedule II - Valuation and Qualifying Accounts is included in the Notes to the Consolidated Financial Statements as Note 16 on page 38. Financial statement schedules other than those listed above have been omitted since the information called for is not present in amounts sufficient to require submission of the schedules.

        The independent auditors' report with respect to the above-listed financial statements and financial statement schedule appears on page 21 of this report.

  (b)  REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

  (c)  EXHIBITS

        NUMBER                DESCRIPTION
        ------                -----------

          2.1        Agreement and Plan of Merger with Farchan Laboratories,
                     Inc.**

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

         10.4        1993 Stock Option Plan for Nonemployee Directors***

         10.5        Registration Rights Agreement, as amended***

         10.6        License Agreement with Bend Research, Inc.***

         10.7 Loan and Security Agreement with Silicon Valley Bank, as amended***

         10.8        Fourth Amendment to Registration Rights Agreement***

         10.9        Fifth Amendment to Registration Rights Agreement****


       NUMBER                   DESCRIPTION
       ------                   -----------

       10.10         Master Equipment Lease Agreement with Financing for Science
                     International, Inc., including Rental Schedule No. 1 and
                     Schedules A and B thereto (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed on November 14, 1994)

       10.11         Amendment No. 2 to License Agreement with Bend Research,
                     Inc., including Paid-Up License Schedule 1 thereto**

       10.12         Loan Modification Agreement with Silicon Valley Bank**

       10.13         Schedule to Loan and Security Agreement with Silicon Valley
                     Bank**

       10.14         Loan Modification Agreement with Silicon Valley Bank
                     (Incorporated by reference to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1995, filed on August 14, 1995)

       10.15         Schedule to Loan Modification Agreement with Silicon Valley
                     Bank (Incorporated by reference to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1995, filed on August 14, 1995)

       10.16         Sixth Amendment to Registration Rights Agreement
                     (Incorporated by Reference to the Company's Registration
                     Statement on Form S-1 dated September 12, 1995, File No.
                     33-96002)

       10.17 1995 Employee Stock Purchase Plan (Incorporated by reference to the Company's Registration Statement on Form
                     S-8 dated July 28, 1995, File No. 33-95130)

       10.18         Seventh Amendment to Registration Rights Agreement*

       10.19         Loan Modification Agreement with Silicon Valley Bank*

       10.20         Amended and Restated Schedule to Loan Modification
                     Agreement with Silicon Valley Bank*

       10.21         Eighth Amendment to Registration Rights Agreement*

       10.22         Loan Modification Agreement with Silicon Valley Bank*****

       10.23         Amended and Restated Schedule to Loan Modification
                     Agreement with Silicon Valley Bank*****

       10.24         Sale and Purchase Agreement for Real Estate*****

       10.25         Construction Loan Agreement with Western Bank*****

       10.26         Loan Modification Agreement with Silicon Valley Bank

       10.27         Amended and Restated Schedule to Loan Modification
                     Agreement with Silicon Valley Bank

       10.28         Amendment No. 5 to License Agreement with Bend Research,
                     Inc.


       NUMBER                   DESCRIPTION
       ------                   -----------

       10.29 Form of Control Change Agreement Between Consep, Inc. and each of its Executive Officers

       21.0 List of Subsidiaries of Consep, Inc. (Incorporated by reference to the Company's Registration Statement on Form
                     S-1 dated September 12, 1995, File No. 33-96002)

       23.0          Consent of KPMG Peat Marwick LLP

       24.0          Power of Attorney (included in signature page)

       27.0          Financial Data Schedule

--------------------------------------------------------------------------------

       *             Incorporated by reference to the Company's Registration
                     Statement on Form S-1 dated October 23, 1996, File No.
                     33-11827

       ** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 30, 1995

       ***           Incorporated by reference to the Company's Registration
                     Statement on Form S-1 dated February 3, 1994, File No.
                     33-71846

       **** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, filed on March 30, 1994

       ***** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed on August 13, 1997

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CONSEP, INC.
 March 27, 1998                             By: /s/ LARRY KATZ
                                                --------------------------------
                                                  Larry Katz
                                                  Vice President, Finance
                                                  Chief Financial Officer

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

SIGNATURES                       TITLE                                                     DATE
----------                       -----                                                     ----

 /s/ VOLKER G. OAKEY             President, Chief Executive Officer and Chairman           March 27, 1998
-----------------------------    of the Board of Directors (Principal Executive Officer)
        Volker G. Oakey


 /s/ LARRY KATZ                  Vice President, Finance and Chief Financial Officer       March 27, 1998
-----------------------------    (Principal Financial and Accounting Officer)
        Larry Katz


/s/ WALTER C. BABCOCK            Director                                                  March 27, 1998
-----------------------------
        Walter C. Babcock


 /s/ PHILIP E. BARAK             Director                                                  March 27, 1998
-----------------------------
        Philip E. Barak


/s/ KENNETH D. MACKAY            Director                                                  March 27, 1998
-----------------------------
        Kenneth D. MacKay


/s/ JOHN BEAULIEU                Director                                                  March 27, 1998
-----------------------------
        John Beaulieu
