Form 10-Q
period 1998-03-31
CONSEP INC
filed 1998-05-15
CIK 914978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1998

                         Commission file number: 0-23156

                                  CONSEP, INC.
             (Exact name of registrant as specified in its charter)

              Oregon                                     93-0874480
-------------------------------                     --------------------
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

                                                          [X] Yes    [  ] No

               Number of shares of common stock outstanding as of
                                  May 1, 1998:
                   9,645,664 shares, $.01 par value per share

                                  CONSEP, INC.

                                      INDEX

                                                                            PAGE NO.
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Consolidated Balance Sheets as of
                    March 31, 1998 and December 31, 1997                       3

                  Consolidated Statements of Operations for the
                    three months ended March 31, 1998 and 1997                 4

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1998 and 1997                   5

                  Notes to Consolidated Financial Statements                   6

Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                9


PART II.       OTHER INFORMATION

Item 2.        Changes in Securities                                          14

Item 6.        Exhibits and Reports on Form 8-K                               14

Signatures                                                                    15


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONSEP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,       DECEMBER 31,
                                                              1998              1997
                                                          ------------     ------------
                                                                    (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                              $  1,012,235     $  1,615,773
   Short-term investments                                       68,334           69,334
   Accounts receivable, net                                  8,719,607        4,733,525
   Other receivables                                           419,040          458,283
   Inventories, net (note 2)                                10,719,486        9,316,144
   Prepaid expenses                                            400,759          372,023
                                                          ------------     ------------

          Total current assets                              21,339,461       16,565,082

Property, plant and equipment, net                           5,705,704        5,520,640
Intangible assets, net                                       1,467,378        1,519,344
Goodwill, net                                                1,990,855        2,014,874
Notes receivable and other assets                               63,015           57,620
                                                          ------------     ------------

          Total assets                                    $ 30,566,413     $ 25,677,560
                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank lines (note 3)                                       4,279,000        1,492,973
   Accounts payable                                          7,095,958        4,581,462
   Current portion of notes and leases payable                 556,252          559,272
   Accrued liabilities                                       1,143,702          925,568
   Customer deposits                                           407,152          734,148
                                                          ------------     ------------

          Total current liabilities                         13,482,064        8,293,423

Notes and leases payable, excluding current maturities       2,012,410        2,148,119
Mandatory stock warrant obligation                              19,500           19,500
                                                          ------------     ------------

          Total liabilities                                 15,513,974       10,461,042

Shareholders' equity:
   Common stock                                                 96,457           94,602
   Additional paid-in capital                               44,331,862       44,313,127
   Foreign currency translation adjustment                      (8,491)         (13,590)
   Accumulated deficit                                     (29,367,389)     (29,177,621)
                                                          ------------     ------------

          Total shareholders' equity                        15,052,439       15,216,518
                                                          ------------     ------------

          Total liabilities and shareholders' equity      $ 30,566,413     $ 25,677,560
                                                          ============     ============


See accompanying notes to consolidated financial statements

                          CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                THREE MONTHS ENDED
                                                                          -----------------------------
                                                                            MARCH 31,         MARCH 31,
                                                                             1998              1997
                                                                          ------------     ------------
                                                                                   (UNAUDITED)
REVENUES
   Proprietary products                                                   $  3,642,176     $  4,787,837
   Distribution products                                                     5,980,437        6,037,804
                                                                          ------------     ------------

          Total revenues                                                     9,622,613       10,825,641
                                                                          ------------     ------------

COST OF REVENUES
   Proprietary products                                                      2,321,851        2,901,431
   Distribution products                                                     4,655,151        4,793,089
                                                                          ------------     ------------

          Total cost of revenues                                             6,977,002        7,694,520
                                                                          ------------     ------------

          Gross margin                                                       2,645,611        3,131,121
                                                                          ------------     ------------

OPERATING EXPENSES (note 4)
   Research and development                                                    539,631          309,557
   Selling, general and administrative                                       1,209,148        1,341,263
   Distribution                                                              1,026,961          916,594
                                                                          ------------     ------------

          Total operating expenses                                           2,775,740        2,567,414
                                                                          ------------     ------------

          Operating income (loss)                                             (130,129)         563,707
                                                                          ------------     ------------

OTHER INCOME (EXPENSE)
   Interest income                                                              43,312           24,594
   Interest expense                                                           (131,394)         (43,671)
   Other, net                                                                   28,443           58,160
                                                                          ------------     ------------

          Net other income (expense)                                           (59,639)          39,083
                                                                          ------------     ------------

          Net income (loss)                                               $   (189,768)    $    602,790
                                                                          ============     ============

Basic and diluted net income (loss) per share (note 5)                    $      (0.02)    $       0.06
                                                                          ============     ============

Weighted average number of shares used in the computation of (note 5):
    Basic earnings (loss) per share                                          9,560,783        9,440,068
    Diluted earnings (loss) per share                                        9,560,783        9,552,196
                                                                          ============     ============


See accompanying notes to consolidated financial statements


                          CONSEP, INC. AND SUBSIDIARIES
                      CONSOLDIATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS ENDED
                                                                        ----------------------------
                                                                         MARCH 31,        MARCH 31,
                                                                          1998              1997
                                                                        -----------     -----------
                                                                               (UNAUDITED)
OPERATING ACTIVITIES
   Net income (loss)                                                    $  (189,768)    $   602,790
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
         Depreciation and amortization                                      305,347         279,682
         Provision for bad debts                                             79,350          56,518
         Inventory reserve                                                   38,539          27,001
         Loss (gain) on disposal of equipment                                 4,582            (911)
         Other non-cash items                                                 2,942           8,749
         Changes in assets and liabilities, net of amounts acquired:
            Short-term investments                                            1,000             500
            Accounts receivable                                          (4,061,696)     (4,898,428)
            Other receivables                                                39,245        (250,307)
            Inventories                                                  (1,435,281)     (1,786,542)
            Prepaid expenses                                                (24,282)        260,842
            Accounts payable                                              2,505,061       2,844,611
            Accrued liabilities                                             218,055         267,661
            Other assets                                                        263           2,000
            Customer deposits                                              (326,997)        (98,180)
                                                                        -----------     -----------

               Net cash used in operating activities                     (2,843,640)     (2,684,014)
                                                                        -----------     -----------

INVESTING ACTIVITIES
   Acquisition of intangible assets                                         (16,427)        (11,805)
   Acquisition of property, plant and equipment                            (386,188)       (237,937)
   Issuance of notes receivable, net of payments received                    (7,346)         20,233
                                                                        -----------     -----------

               Net cash used in investing activities                       (409,961)       (229,509)
                                                                        -----------     -----------

FINANCING ACTIVITIES
   Increase in bank lines                                                 2,786,017       2,455,340
   Principal payments on notes payable                                     (156,251)        (76,383)
   Net proceeds from issuance of common stock                                20,590          31,819
                                                                        -----------     -----------

               Net cash provided by financing activities                  2,650,356       2,410,776
                                                                        -----------     -----------

               Effect of exchange rate changes on cash
                        and cash equivalents                                   (293)            213
                                                                        -----------     -----------

               Net decrease in cash and cash equivalents                   (603,538)       (502,534)

Cash and cash equivalents at beginning of period                          1,615,773       2,443,508
                                                                        -----------     -----------

Cash and cash equivalents at end of period                              $ 1,012,235     $ 1,940,974
                                                                        ===========     ===========



See accompanying notes to consolidated financial statements

                                  CONSEP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997, as included in the Company's 1997 Annual Report to Shareholders.


NOTE 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

                                                           March 31,       December 31,
                                                            1998                1997
                                                          -----------         ---------
Raw materials                                           $   1,956,261     $   1,998,509
Finished goods - proprietary                                4,963,835         4,640,578
Finished goods - distribution                               4,368,622         3,227,485
                                                          -----------         ---------
                                                           11,288,718         9,866,572
Less reserve for obsolescence                                 569,232           550,428
                                                         ------------        ----------

                                                        $  10,719,486     $   9,316,144
                                                          ===========        ==========


NOTE 3 - BANK LINES

The Company operates under a $7.5 million bank line of credit which matures in December 1998 and is secured by substantially all of the Company's current assets. Maximum borrowings under the credit line cannot exceed 70% of eligible accounts receivable and between 40% and 50% of eligible inventory from certain of the Company's distribution operations. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. At March 31, 1998, $4,279,000 was outstanding under this line of credit and the Company was not in compliance with the tangible net worth, the debt to tangible net worth ratio, the quick ratio and the profitability covenants. The Company has obtained a waiver of compliance, with respect to such covenants, for the quarter ended March 31, 1998.

NOTE 4 - OPERATING EXPENSES

Research and development and selling, general and administrative expenses are allocated to the Company's proprietary product operations. Distribution expenses consist entirely of selling, general and administrative costs of the Company's distribution operations.


NOTE 5 - NET INCOME (LOSS) PER COMMON SHARE

For the three months ended March 31, 1998 and 1997, net income (loss) per common share is based upon the weighted average number of common shares outstanding during each period, with diluted net income (loss) per share including the effect of potentially dilutive common shares.

Potentially dilutive common shares related to stock options are anti-dilutive in a net loss situation and, therefore, were not included in the diluted net loss per share in the accompanying financial statements for the three months March 31, 1998.


NOTE 6 - COMPREHENSIVE INCOME

During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The following is a reconciliation of net income (loss) to comprehensive income (loss):

                                                   March 31,     March 31,
                                                     1998         1997
                                                  ---------     ---------
Net Income (loss)                                 $(189,768)    $ 602,790

  Other comprehensive income (loss), net of tax
      Foreign currency translation adjustments        5,099        (8,645)
                                                  ---------     ---------

  Other comprehensive income (loss)                   5,099        (8,645)
                                                  ---------     ---------

Comprehensive income (loss)                       $(184,669)    $ 594,145
                                                  =========     =========


NOTE 7 - SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURES

Cash paid for interest and income taxes was as follows:

                  Three Months Ended                                        Income
                       March 31,                        Interest             Taxes
                       ---------                        -------              -----
                        1998                          $  129,802        $    4,750
                        1997                           $  47,024        $    5,700

Following is a summary of non-cash investing and financing activities of the Company for the three months ended March 31, 1998 and 1997:

        During the three months ended March 31, 1998, the Company acquired a vehicle for $17,873 through the issuance of a note payable.

         During the three months ended March 31, 1997, the Company acquired equipment and vehicles for $96,555 through the issuance of notes and leases payable.


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Company plans to adopt the statement for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Consep derives its revenues from the sale of its proprietary products to the commercial agriculture and consumer home, lawn and garden markets and from sales by its distribution subsidiaries of products produced by other manufacturers, including both biorational insect control products and conventional toxic pesticides as well as fertilizers and farm supplies. The Company's primary focus is the development of proprietary products and expansion of the markets for those products. A significant element of the Company's strategy for the commercialization of its proprietary commercial agriculture products has been to acquire distribution operations in key agricultural regions and to introduce its proprietary products through those operations. In addition, the Company distributes a line of consumer products, based on natural oils, to repel biting insects. These insect repellent products, which are manufactured by, and are the proprietary products of, a third party, are being marketed on an exclusive basis in the United States under the Company's Blocker label as part of its consumer proprietary product line.

For the three months ended March 31, 1998, the Company recorded a net loss of approximately $190,000 compared to net income of approximately $603,000 in the corresponding period of 1997. The net loss for the quarter ended March 31, 1998 includes an expense of approximately $305,000 for scale-up and development costs associated with the production of the Company's first batch of pheromones produced using a new proprietary synthesis route. This expense offsets what would have otherwise been a profitable quarter despite adverse weather conditions in many of the Company's markets. In addition, the results from the corresponding period of 1997 included an accrual of $230,000 that lowered the Company's cost of goods sold in anticipation of an insurance settlement from the fire that destroyed the Company's Farchan manufacturing facility. Approximately $220,000 of this accrual was reversed in the Company's fiscal
1997 year end results after settlement discussions were terminated and the Company filed a lawsuit against its insurance carrier.

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

The Company has incurred annual operating losses since its inception in 1984. The Company expects to incur an annual operating loss for 1998. The Company believes annual profitability will be dependent on continued growth of revenues, maintaining or strengthening gross margins and controlling the growth of operating expenses. There can be no assurance that the Company will become profitable on an annual basis.

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

RESULTS OF OPERATIONS

REVENUES. Total revenues for the three months ended March 31, 1998 decreased 11.1% to approximately $9.6 million from approximately $10.8 million in the corresponding period of 1997. Revenues from the sale of proprietary products decreased 23.9% during the three months ended March 31, 1998 to approximately $3.6 million from approximately $4.8 million in the corresponding period of 1997. Revenues from the Company's distribution operations decreased 1.0% during the three months ended March 31, 1998 to approximately $5,980,000 from approximately $6,038,000 in the corresponding period of 1997.

The decrease in proprietary product revenues for the three months ended March 31, 1998 was attributable to decreases in revenues for the Company's consumer products, specialty chemicals and, to a lesser extent, commercial agriculture products.

Revenues from the sale of commercial agriculture products decreased approximately $71,000, or 4.3%, for the three months ended March 31, 1998 as compared to the corresponding period of 1997. The decrease was primarily attributable to cooler and wetter weather conditions in California, Florida and Mexico that resulted in lower insect populations in those regions. In addition to the cooler weather, sales of the Company's product to control peach twig borer ("CheckMate PTB") and the combination CheckMate product to control both peach twig borer and oriental fruit moth ("CheckMate SF") were lower in the three months ended March 31, 1998 as compared to the corresponding period in 1997, as a result of shortages in the supply of pheromone for these products. The Company does not expect to make up for the revenues lost on CheckMate PTB and CheckMate SF sales as a result of the pheromone supply shortage. The pheromone supply shortage was due to production delays related to the process scale-up in the Company's initial production of this pheromone by a contract manufacturer using a new proprietary synthesis route. The Company believes that future production of this pheromone will not result in a supply shortage.

Revenues from the sale of consumer products from the Company's SureFire and Blocker line of products in the United States and Chemfree products in Canada decreased by approximately $789,000, or 27.8% for the three months ended March 31, 1998 as compared to the corresponding period of 1997. The decrease in consumer product revenues in the three months ended March 31, 1998 was primarily attributable to a $720,000, or 56.6%, decrease in revenues for the Company's Blocker line of products as compared to the corresponding period in 1997. The decrease in Blocker revenues was primarily a result of i) inventory carried over from 1997, the introductory year, by distributors and retailers; ii) a change in the sales program which requires that the Company partially reserve against revenues for potential product returns; and iii) a 25% reduction in the selling price.

Specialty chemical sales decreased to approximately $17,000 in the three months ended March 31, 1998 from approximately $303,000 in the corresponding period of 1997. The decrease is the result of closing the Farchan operation which had its primary manufacturing facility destroyed by fire in October of 1996.

The revenue decrease of 1.0% from the Company's distribution operations during the three months ended March 31, 1998 as compared to the corresponding periods of 1997 was primarily the result of the cooler and wetter weather conditions in California discussed above.

GROSS MARGIN. The consolidated gross margin for the Company decreased to 27.5% in the three months ended March 31, 1998 from 28.9% in the corresponding period of 1997. The gross margin on the sale of proprietary products during the three months ended March 31, 1998 decreased to 36.3% from the 39.4% gross margin achieved on proprietary product revenues in the corresponding period of 1997. Distribution gross margin increased in the three months ended March 31, 1998 to 22.2% from 20.6% in the corresponding period of 1997.

The gross margin on commercial agriculture proprietary product sales for the three months ended March 31, 1998 decreased to 31.1% from 32.7% in the corresponding period of 1997. The decrease was primarily attributable to the $230,000 accrual for estimated insurance recoveries for the additional pheromone expenses incurred in the three months ended March 31, 1997 due to the October 1996 fire that destroyed the Company's specialty chemicals manufacturing facility. This one-time accrual reduced cost of revenues by approximately $230,000 and positively impacted the gross margin percentage on agriculture proprietary product sales by 13.9% in the three months ended March 31, 1997. Approximately $220,000 of this accrual was reversed in the fourth quarter of 1997 after settlement discussions were terminated and the Company filed a lawsuit against its insurance carrier.

The gross margin on proprietary consumer product sales for the three months ended March 31, 1998 decreased to 44.1% from 45.7% in the corresponding period of 1997. The decrease in gross margin was primarily attributable to a 25% price reduction on the Blocker line of products which decreased the gross margin for this product line to 44.7% for the three months ended March 31, 1998 as compared to 55.1% in the corresponding period of 1997. In order to make the Blocker products more competitive in the marketplace, the Company reduced its selling price for the 1998 season which will continue to have a negative impact on gross margin as compared to 1997.

The gross margin from distribution revenues increased to 22.2% from 20.6% for the three months ended March 31, 1998 as compared to the corresponding period of 1997. The increase was primarily attributable to differences in the product sales mix for distribution operations and a $53,000 increase in unanticipated prior year manufacturers' rebates which had not been accrued for in 1997. These rebates improved the distribution gross margin percentage by approximately 0.8%.

OPERATING EXPENSES. Operating expenses during the three months ended March 31, 1998 increased 7.5% to approximately $2.8 million from approximately $2.6 million in the corresponding period of 1997. The increased operating expenses were primarily attributable to approximately $305,000 in scale-up and development costs related to the initial production of pheromone for the Company's CheckMate PTB and CheckMate SF products by a contract manufacturer using a new proprietary synthesis route. The Company believes that future production of the pheromone will not require additional scale-up costs and the total cost will be lower than the cost of the pheromone purchased from other outside parties.

OTHER INCOME AND EXPENSE. During the three months ended March 31, 1998, the Company recorded net other expense of approximately $60,000 compared to net other income of approximately $39,000 in the corresponding period of 1997. This decrease is primarily attributable to i) the recognition of approximately $70,000 in business interruption insurance proceeds in the first three months of 1997 that did not occur in 1998 and ii) an increase of approximately $88,000 in interest expense as a result of increased average borrowings outstanding as compared to the corresponding period of 1997. Offsetting this decrease in net other income were slight increases in i) interest income and ii) foreign currency exchange gains relating to the Company's Canadian subsidiary in three months ended March 31, 1998 as compared to foreign currency exchange losses in the corresponding period of 1997.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has used funds generated from operations, equity financings and bank borrowings to fund its research and development, marketing, acquisition of capital equipment, acquisitions of other business operations and working capital requirements. Since its inception, the Company has raised approximately $44.4 million of equity. In addition to equity financings, the Company operates under a line of credit from Silicon Valley Bank (the "Bank") pursuant to an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a maximum borrowing capacity of $7.5 million to support the working capital requirements of both the Company's principal proprietary product and distribution operations. This line of credit matures December 10, 1998 and is secured by substantially all of the Company's current assets. Under the terms of the Loan Agreement, the Company is required to maintain certain financial ratios and other financial conditions. At March 31, 1998, the Company was not in compliance with certain covenants under the Loan Agreement including the tangible net worth, debt to tangible net worth ratio, quick ratio and profitability covenants, but has subsequently obtained the Bank's waiver with respect to such non-compliance for the quarter ended March 31, 1998.

At March 31, 1998, the Company had cash, cash equivalents and short-term investments of approximately $1.1 million and working capital of approximately $7.9 million. Borrowings under the Bank line of credit discussed above were approximately $4.3 million. The Company believes that cash and cash equivalents at March 31, 1998, funds generated from operations and funds available from existing bank lines of credit will be sufficient to fund the Company's operations through at least 1998. The Company's capital needs may increase depending upon several factors, including future acquisitions, changes to planned research and development activities, expanded manufacturing and commercialization programs, additional technological, regulatory and competitive developments and the timing of regulatory approvals for new products. As a result, the Company may need to raise additional funds. There can be no assurance that additional financing would be available and, if available, that the terms would be acceptable to the Company or that the additional financing could be obtained in a timely manner.

At the present time, the Company has partially completed the first phase of an addition to its headquarters and manufacturing facility in Bend, Oregon for the purpose of producing pheromones and other specialty chemicals. The addition, which includes a large scale distillation unit that has been installed and is operational, will require approximately $100,000 to $150,000 of additional capital expenditures to complete the first phase of construction. The Company is currently re-evaluating whether to pursue construction beyond the first phase of the addition for chemical production as well as its plans to completely produce pheromones and other specialty chemicals at the Bend, Oregon facility. In order to reduce the cost of certain pheromones otherwise purchased from third parties, the Company is considering the purchase of pheromone intermediate materials from third party sources and completing the final steps of the production processes in the distillation unit recently completed. The Company has already successfully completed the final steps for the production of one pheromone in the new distillation unit using intermediate materials purchased from third parties. Although completing the production of certain pheromones using intermediate materials purchased from third parties is expected to lower the total cost of such pheromones to the Company, the cost-savings will not be as significant as the cost-savings that were planned to be achieved by the Company completely producing its own pheromones for use in certain products in the 1999 season.

FORWARD-LOOKING STATEMENTS

The statements set forth above regarding i) the Company's belief that it has sufficient sources of capital to fund its operations through at least 1998; ii) the Company's plans for completing the specialty chemicals manufacturing addition to reduce the cost of certain pheromones used in certain of the Company's proprietary products; and iii) the Company's belief that future production of the pheromone used in its CheckMate PTB and CheckMate SF products, with or without the assistance of contract manufacturers, will meet its supply needs at a lower cost than would otherwise be paid to outside suppliers, are forward-looking statements which are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. These factors include, without limitation, the Company's ability to obtain adequate financing, if needed; the Company's ability to complete, in whole or in part, its contemplated specialty chemicals manufacturing addition; the Company's ability to consistently reduce the cost of certain pheromones by purchasing intermediate materials from third parties and completing the production process using its own equipment; the Company's ability to use its proprietary synthesis route to produce adequate supplies of the pheromone used in its CheckMate PTB and CheckMate SF products at lower costs than would otherwise be incurred in purchasing the pheromone from outside suppliers; and other factors discussed elsewhere herein and in the Company's other filings that are made from time to time with the Securities and Exchange Commission. The forward-looking statements should be considered in light of these risks, uncertainties and assumptions.

                              PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the three months ended March 31, 1998, the Company issued securities without registration under the Securities Act of 1933, as amended (the "Securities Act"), as set forth below. Pursuant to the Agreement and Plan of Merger relating to the acquisition of Farchan Laboratories, Inc. ("Farchan"), the Company issued an aggregate of 171,671 shares of its common stock on February 12, 1998 to the four former shareholders of Farchan as additional consideration to conclude the acquisition transaction. These issuances were effected in reliance on Section 4(2) of the Securities Act as not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

               Exhibit
               Number                              Description
               ------                              -----------
               10.30                        Loan Modification Agreement with
                                            Silicon Valley Bank

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


                                           CONSEP, INC.
                                           (REGISTRANT)



DATE:  May 14, 1998                        By: /s/ VOLKER G. OAKEY
       ------------                           --------------------
                                           VOLKER G. OAKEY
                                           Chairman of the Board,
                                           President and Chief
                                           Executive Officer


DATE:  May 14, 1998                        By: /s/ LARRY KATZ
       ------------                           ----------------
                                           LARRY KATZ
                                           Vice President, Finance and
                                           Chief Financial Officer