Form 10-Q
period 1998-06-30
CONSEP INC
filed 1998-08-14
CIK 914978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1998

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

                                                                  [X] Yes [ ] No

               Number of shares of common stock outstanding as of
                                 July 30, 1998:
                   9,657,664 shares, $.01 par value per share

                                  CONSEP, INC.

                                      INDEX

                                                                                         PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Balance Sheets as of
               June 30, 1998 and December 31, 1997                                          3

               Consolidated Statements of Operations for the
               three months ended June 30, 1998 and 1997                                    4

               Consolidated Statements of Operations for the
               six months ended June 30, 1998 and 1997                                      5

               Consolidated Statements of Cash Flows for the
               six months ended June 30, 1998 and 1997                                      6

               Notes to Consolidated Financial Statements                                   7

Item 2. Management's Discussion and Analysis of

               Financial Condition and Results of Operations                                10


PART II.       OTHER INFORMATION

Item 2.        Changes in Securities                                                        15

Item 4.        Submission of Matters to a Vote of Security Holders                          15

Item 6.        Exhibits and Reports on Form 8-K                                             16

Signatures                                                                                  17


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONSEP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                               JUNE 30,         DECEMBER 31,
                                                                 1998              1997
                                                            ------------       ------------
                                                                       (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                $    437,576       $  1,615,773
   Short-term investments                                         68,334             69,334
   Accounts receivable, net                                    9,926,168          4,733,525
   Other receivables                                             489,470            458,283
   Inventories, net (note 2)                                   9,987,821          9,316,144
   Prepaid expenses                                              484,994            372,023
                                                            ------------       ------------

          Total current assets                                21,394,363         16,565,082

Property, plant and equipment, net                             5,680,683          5,520,640
Intangible assets, net                                         1,447,379          1,519,344
Goodwill, net                                                  1,957,811          2,014,874
Notes receivable and other assets                                 60,571             57,620
                                                            ------------       ------------

          Total assets                                      $ 30,540,807       $ 25,677,560
                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank lines                                                  3,975,000          1,492,973
   Accounts payable                                            7,324,376          4,581,462
   Current portion of notes and leases payable                   495,897            559,272
   Accrued liabilities                                         1,365,015            925,568
   Customer deposits                                             171,575            734,148
                                                            ------------       ------------

          Total current liabilities                           13,331,863          8,293,423

Notes and leases payable, excluding current maturities         2,042,051          2,148,119
Mandatory stock warrant obligation                                19,500             19,500
                                                            ------------       ------------

          Total liabilities                                   15,393,414         10,461,042

Shareholders' equity:
   Common stock                                                   96,577             94,602
   Additional paid-in capital                                 44,226,742         44,313,127
   Foreign currency translation adjustment                       (58,806)           (13,590)
   Accumulated deficit                                       (29,117,120)       (29,177,621)
                                                            ------------       ------------

          Total shareholders' equity                          15,147,393         15,216,518
                                                            ------------       ------------

          Total liabilities and shareholders' equity        $ 30,540,807       $ 25,677,560
                                                            ============       ============


See accompanying notes to consolidated financial statements

                          CONSEP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    THREE MONTHS ENDED
                                                                          ---------------------------------
                                                                             JUNE 30,             JUNE 30,
                                                                              1998                 1997
                                                                           -------------       ------------
                                                                                        (UNAUDITED)
REVENUES
   Proprietary products                                                     $  3,777,610       $  4,599,952
   Distribution products                                                       9,377,501          9,180,282
                                                                            ------------       ------------

          Total revenues                                                      13,155,111         13,780,234
                                                                            ------------       ------------

COST OF REVENUES
   Proprietary products                                                        2,463,137          2,486,255
   Distribution products                                                       7,482,403          7,559,161
                                                                            ------------       ------------

          Total cost of revenues                                               9,945,540         10,045,416
                                                                            ------------       ------------

          Gross margin                                                         3,209,571          3,734,818
                                                                            ------------       ------------

OPERATING EXPENSES (note 4)
   Research and development                                                      285,176            304,559
   Selling, general and administrative                                         1,373,864          2,254,007
   Distribution                                                                1,153,378            915,435
                                                                            ------------       ------------

          Total operating expenses                                             2,812,418          3,474,001
                                                                            ------------       ------------

          Operating income                                                       397,153            260,817
                                                                            ------------       ------------

OTHER INCOME (EXPENSE)
   Interest income                                                                19,895             27,403
   Interest expense                                                             (160,245)          (127,032)
   Other, net                                                                     (6,534)           150,024
                                                                            ------------       ------------

          Net other income (expense)                                            (146,884)            50,395
                                                                            ------------       ------------

          Net income                                                        $    250,269       $    311,212
                                                                            ============       ============

Basic and diluted net income per share (note 5)                             $       0.03       $       0.03
                                                                            ============       ============

Weighted average number of shares used in the computation of (note 5):
   Basic earnings per share                                                    9,651,862          9,447,478
   Diluted earnings per share                                                  9,683,674          9,537,979
                                                                            ============       ============








See accompanying notes to consolidated financial statements

                         CONSEP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     SIX MONTHS ENDED
                                                                           ---------------------------------
                                                                               JUNE 30,             JUNE 30,
                                                                                 1998                 1997
                                                                           -------------    ---------------
                                                                                     (UNAUDITED)
REVENUES
   Proprietary products                                                     $  7,419,785       $  9,387,789
   Distribution products                                                      15,357,939         15,218,086
                                                                            ------------       ------------

          Total revenues                                                      22,777,724         24,605,875
                                                                            ------------       ------------

COST OF REVENUES
   Proprietary products                                                        4,784,987          5,387,687
   Distribution products                                                      12,137,555         12,352,250
                                                                            ------------       ------------

          Total cost of revenues                                              16,922,542         17,739,937
                                                                            ------------       ------------

          Gross margin                                                         5,855,182          6,865,938
                                                                            ------------       ------------

OPERATING EXPENSES (note 4)
   Research and development                                                      824,808            614,116
   Selling, general and administrative                                         2,583,011          3,595,270
   Distribution                                                                2,180,339          1,832,027
                                                                            ------------       ------------

          Total operating expenses                                             5,588,158          6,041,413
                                                                            ------------       ------------

          Operating income                                                       267,024            824,525
                                                                            ------------       ------------

OTHER INCOME (EXPENSE)
   Interest income                                                                63,207             51,997
   Interest expense                                                             (291,639)          (170,703)
   Other, net                                                                     21,909            208,184
                                                                            ------------       ------------

          Net other income (expense)                                            (206,523)            89,478
                                                                            ------------       ------------

          Net income                                                        $     60,501       $    914,003
                                                                            ============       ============

Basic and diluted net income per share (note 5)                             $       0.01       $       0.10
                                                                            ============       ============

Weighted average number of shares used in the computation of (note 5):
   Basic earnings per share                                                    9,606,574          9,443,793
   Diluted earnings per share                                                  9,639,608          9,543,889
                                                                            ============       ============








See accompanying notes to consolidated financial statements

                         CONSEP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   SIX MONTHS ENDED
                                                                          -------------------------------
                                                                             JUNE 30,           JUNE 30,
                                                                               1998              1997
                                                                          ------------      -------------
                                                                                    (UNAUDITED)
OPERATING ACTIVITIES
   Net income                                                             $    60,501       $   914,003
   Adjustments to reconcile net income to
      net cash used in operating activities:
         Depreciation and amortization                                        635,647           574,015
         Provision for bad debts                                              188,842            72,038
         Inventory reserve                                                     75,113            61,077
         Loss (gain) on disposal of equipment                                   6,636              (362)
         Other non-cash items                                                  47,651           184,102
         Changes in assets and liabilities
            Short-term investments                                              1,000               500
            Accounts receivable                                            (5,413,684)       (6,379,108)
            Other receivables                                                 (31,187)         (388,664)
            Inventories                                                      (761,571)       (2,186,403)
            Prepaid expenses                                                 (114,138)          555,944
            Accounts payable                                                2,773,746         3,125,248
            Accrued liabilities                                               440,400           458,091
            Other assets                                                        1,263             6,461
            Customer deposits                                                (562,574)         (185,346)
                                                                          -----------       -----------

               Net cash used in operating activities                       (2,652,355)       (3,188,404)
                                                                          -----------       -----------

INVESTING ACTIVITIES
   Acquisition of intangible assets                                           (67,152)          (39,920)
   Acquisition of property, plant and equipment                              (575,107)         (934,047)
   Additional costs related to acquisitions of subsidiaries                  (177,744)                0
   Proceeds from sale of property, plant and equipment                          5,500                 0
   Issuance of notes receivable, net of payments received                      (5,428)           51,216
                                                                          -----------       -----------

               Net cash used in investing activities                         (819,931)         (922,751)
                                                                          -----------       -----------

FINANCING ACTIVITIES
   Increase in bank lines                                                   2,482,017         4,414,340
   Proceeds from issuance of notes payable                                     75,000           250,000
   Principal payments on notes payable                                       (300,918)         (196,228)
   Net proceeds from issuance of common stock                                  65,590            31,819
                                                                          -----------       -----------

               Net cash provided by financing activities                    2,321,689         4,499,931
                                                                          -----------       -----------

               Effect of exchange rate changes on cash
                        and cash equivalents                                  (27,600)               54
                                                                          -----------       -----------

               Net increase (decrease) in cash and cash equivalents        (1,178,197)          388,830

Cash and cash equivalents at beginning of period                            1,615,773         2,443,508
                                                                          -----------       -----------

Cash and cash equivalents at end of period                                $   437,576       $ 2,832,338
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


NOTE 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

                                                                          June 30,             December 31,
                                                                            1998                  1997
                                                                         -----------             ---------
Raw materials                                                          $   2,024,768         $   1,998,509
Finished goods - proprietary                                               4,595,788             4,640,578
Finished goods - distribution                                              3,953,069             3,227,485
                                                                         -----------             ---------
                                                                          10,573,625             9,866,572
Less reserve for obsolescence                                                585,804               550,428
                                                                        ------------            ----------

                                                                       $   9,987,821      $      9,316,144
                                                                         ===========            ==========


NOTE 3 - BANK LINES

The Company has operated under a $7.5 million bank line of credit which matures in December 1998 and is secured by substantially all of the Company's current assets. Maximum borrowings under the credit line cannot exceed 70% of eligible accounts receivable and between 40% and 50% of eligible inventory from certain of the Company's distribution operations. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. At June 30, 1998, $3,975,000 was outstanding under this line of credit and the Company was not in compliance with the tangible net worth, the debt to tangible net worth ratio and the quick ratio covenants. The Company has obtained a waiver of compliance for the quarter ended June 30, 1998. In connection with the Bank's waiver, the line of credit has been reduced to $5.0 million from the $7.5 million originally available.

NOTE 4 - OPERATING EXPENSES

Research and development and selling, general and administrative expenses are allocated to the Company's proprietary product operations. Distribution expenses consist entirely of selling, general and administrative costs of the Company's distribution operations.


NOTE 5 - NET INCOME PER COMMON SHARE

For the three and six months ended June 30, 1998 and 1997, net income per common share is based upon the weighted average number of common shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive common shares.


NOTE 6 - COMPREHENSIVE INCOME

During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The following is a reconciliation of net income to comprehensive income:

                                                             Three Months Ended            Six Months Ended
                                                          June 30,      June 30,         June 30,     June 30,
                                                          1998            1997             1998         1997
                                                         --------         -------        --------     --------
Net income                                              $  250,269     $  311,212       $  60,501   $  914,003

   Other comprehensive income (loss), net of tax
       Foreign currency translation adjustments           (50,314)         (1,627)        (45,215)     (10,272)
                                                          --------         -------        --------     --------

Comprehensive income                                    $ 199,955      $  309,585       $  15,286    $  903,731
                                                          =======         =======          ======       =======


NOTE 7 - SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURES

Cash paid for interest and income taxes was as follows:

                        Six Months Ended                                                     Income
                            June 30,                                 Interest                 Taxes
                        ----------------                             --------                -------
                             1998                                   $  289,601          $      5,062
                             1997                                   $  172,392          $     11,844

Following is a summary of non-cash investing and financing activities of the Company for the six months ended June 30, 1998 and 1997:

          During the six months ended June 30, 1998, the Company acquired vehicles for $55,455 through the issuance of notes payable.

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


NOTE 9 - SUBSEQUENT EVENTS

On July 14, 1998 the Company announced its intent to merge with Verdant Brands, Inc., (formerly Ringer Corporation) in a one for one stock swap. The proposed merger is subject to, among other things, the successful negotiation of a definitive merger agreement, the approval of Consep's Board of Directors and shareholders, the approval of Ringer's Board of Directors and shareholders and applicable third-party consents and approvals. The merger is expected to be completed by the end of 1998.

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

For the three months ended June 30, 1998, the Company recorded net income of approximately $250,000 compared to net income of approximately $311,000 in the corresponding period of 1997. For the six months ended June 30, 1998, the Company recorded net income of approximately $61,000 compared to net income of approximately $914,000 in the corresponding period of 1997. The net income for the six months ended June 30, 1998 includes an expense of approximately $327,000 for scale-up and development costs associated with the production of the Company's first batch of pheromones produced using a new proprietary synthesis route. In addition, the results from the six months ended June 30, 1997 included an accrual of $320,000 that lowered the Company's cost of goods sold in anticipation of an insurance settlement from the fire that destroyed the Company's Farchan manufacturing facility. Approximately $220,000 of this accrual was reversed in the Company's fiscal 1997 year end results after settlement discussions were terminated and the Company filed a lawsuit against its insurance carrier.

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

Results of Operations

Revenues. Total revenues for the three months ended June 30, 1998 decreased 4.5% to approximately $13.2 million from approximately $13.8 million in the corresponding period of 1997. For the six months ended June 30, 1998, total revenues decreased 7.4% to approximately $22.8 million from approximately $24.6 million in the corresponding period of 1997. Revenues from the sale of proprietary products decreased 17.9% during the three months ended June 30, 1998 to approximately $3.8 million from approximately $4.6 million in the corresponding period of 1997. For the six months ended June 30, 1998, revenues from the sale of proprietary products were approximately $7.4 million, a decrease of 21.0% from proprietary product revenues of approximately $9.4 million recorded in the comparable period of 1997. Revenues from the Company's distribution operations increased 2.1% during the three months ended June 30, 1998 to approximately $9.4 million from approximately $9.2 million in the corresponding period of 1997. For the six months ended June 30, 1998, revenues from the Company's distribution operations increased 1.0% to approximately $15.4 million from $15.2 million in the corresponding period of 1997.

The decrease in proprietary product revenues for the three months and six months ended June 30, 1998 was attributable to decreases in revenues for the Company's consumer products, commercial agriculture products and specialty chemicals.

Revenues from the sale of commercial agriculture products decreased approximately $510,000 and $582,000, or 34.2% and 18.5%, respectively, for the three months and six months ended June 30, 1998 as compared to the corresponding periods of 1997. The decreases were primarily attributable to the same cooler and wetter weather conditions in California, Florida and Mexico, as previously reported in the first quarter of 1998, that resulted in lower insect populations in those regions. In addition, revenues from the sale of the Company's products to control pink bollworm in cotton ("CheckMate PBW" and "CheckMate PBW-F") declined by 75% in the three months and six months ended June 30, 1998 primarily as a result of the same cooler weather conditions in the southwest United States and Mexico. In addition to the cooler weather, sales of the Company's product to control peach twig borer ("CheckMate PTB") were lower in the three months and six months ended June 30, 1998 as compared to the corresponding periods in 1997, as a result of a shortage in the supply of pheromone for this product. The pheromone supply shortage was due to production delays related to the process scale-up in the Company's initial production of this pheromone by a contract manufacturer using a new proprietary synthesis route.

Revenues from the sale of consumer products from the Company's SureFire and Blocker line of products in the United States and Chemfree products in Canada decreased by approximately $222,000 and $1.0 million, or 7.4% and 17.3%, respectively, for the three months and six months ended June 30, 1998 as compared to the corresponding periods of 1997. The decrease in consumer product revenues in the three months and six months ended June 30, 1998 was primarily attributable to a 64.1% and 60.2% decrease, respectively, in revenues for the Company's Blocker line of products as compared to the corresponding periods in 1997. The decrease in Blocker revenues was primarily a result of i) inventory carried over from 1997, the introductory year, by distributors and retailers;
ii) a change in the sales program which requires that the Company partially reserve against revenues for potential product returns; and iii) a 25% reduction in the selling price. Revenues from the sale of the Company's SureFire products in the United States and Chemfree products in Canada increased 28.0% and 13.1% in the three month and six month periods ended June 30, 1998, respectively, as compared to the corresponding periods of 1997. The increase in these revenues was primarily the result of more favorable weather conditions in certain regions of the United States and Canada as well as lower initial inventories at the retail level as compared to 1997.

Specialty chemical sales decreased to approximately $29,000 and $46,000 in the three months and six months ended June 30, 1998, respectively, from approximately $119,000 and $422,000, respectively, in the corresponding periods of 1997. The decrease is the result of closing the Farchan operation which had its primary manufacturing facility destroyed by fire in October of 1996.

The revenue increases of 2.1% and 1.0% from the Company's distribution operations during the three months and six months ended June 30, 1998, respectively, as compared to the corresponding periods of 1997 were primarily the result of the addition of a new sales and warehousing location for the Company's Massachusetts distribution operation. These increases were partially offset by lower revenues in the Company's California distribution operations as a result of the cooler and wetter weather conditions in California discussed above.

Gross Margin. The consolidated gross margin for the Company decreased to 24.4% in the three months ended June 30, 1998 from 27.1% in the corresponding period of 1997. For the six months ended June 30, 1998, the consolidated gross margin decreased to 25.7% from 27.9% in the corresponding period of 1997. The gross margin on the sale of proprietary products during the three months ended June 30, 1998 decreased to 34.8% from the 46.0% gross margin achieved on proprietary product revenues in the corresponding period of 1997. Gross margin on proprietary products decreased to 35.5% in the six month period ended June 30, 1998 from 42.6% in the corresponding period of 1997. Distribution gross margins increased in the three month and six month periods ended June 30, 1998 to 20.2% and 21.0%, from 17.7% and 18.8%, respectively, in the corresponding periods of 1997.

The gross margin on commercial agriculture proprietary product sales for the three month and six month periods ended June 30, 1998 decreased to 35.2% and 32.7% from 38.4% and 35.4%, respectively, in the corresponding periods of 1997. The decreases were primarily attributable to i) the $320,000 accrual for estimated insurance recoveries for the additional pheromone expenses incurred in the three month and six month periods ended June 30, 1997 due to the October 1996 fire that destroyed the Company's specialty chemicals manufacturing facility and ii) the change in product mix as a result of decreased sales for the Company's higher margin CheckMate PBW and CheckMate PBW-F products. The one-time insurance accrual reduced cost of revenues by approximately $90,000 and $320,000 for the three month and six month periods ended June 30, 1997 and positively impacted the gross margin percentage in 1997 on agriculture proprietary product sales by 6.0% and 10.2%, respectively. Approximately $220,000 of this accrual was reversed in the fourth quarter of 1997 after settlement discussions were terminated and the Company filed a lawsuit against its insurance carrier. As a result of the decreased sales for the CheckMate PBW and CheckMate PBW-F products, proprietary commercial agriculture gross margin percentages were decreased by 3.2% and 1.8%, respectively, for the three month and six month periods ended June 30, 1998 as compared to the corresponding periods in 1997.

The gross margin on proprietary consumer product sales for the three month and six month periods ended June 30, 1998 decreased to 39.7% and 41.6%, respectively, from 52.1% and 49.0% in the corresponding periods of 1997. The decrease in gross margin was primarily attributable to a 25% price reduction on the Blocker line of products which decreased the gross margin for this product line to 49.9% and 46.9% from 62.6% and 58.7%, respectively, for the three month and six month periods ended June 30, 1998 as compared to the corresponding periods of 1997. In order to make the Blocker products more competitive in the marketplace, the Company reduced its selling price for the 1998 season which will continue to have a negative impact on gross margin as compared to 1997.

The gross margin from distribution revenues increased to 20.2% and 21.0% from 17.7% and 18.8%, respectively, for the three month and six month periods ended June 30, 1998 as compared to the corresponding periods of 1997. The increases were primarily attributable to differences in the product sales mix for distribution operations.

Operating Expenses. Operating expenses during the three months ended June 30, 1998 decreased 19.0% to approximately $2.8 million from approximately $3.5 million in the corresponding period of 1997. The decrease in operating expenses was primarily attributable to i) a $596,000 reduction in advertising costs associated with the Company's Blocker line of insect repellent products and ii) a $246,000 reduction in expenses as a result of closing the Company's Farchan operation. Partially offsetting these decreases was a $238,000, or 26.0%, increase in operating expenses at the Company's distribution operations primarily as a result of i) the increased personnel required to meet the needs of anticipated sales growth and ii) a reduction of bad debt reserves in 1997 that did not occur in 1998.

During the six months ended June 30, 1998, operating expenses decreased 7.5% to $5.6 million from $6.0 million in the corresponding period of 1997. The decrease was primarily attributable to i) the $558,000 reduction in Blocker advertising discussed earlier and ii) a $314,000 reduction in expenses as a result of closing the Farchan operation. Partially offsetting these decreases was i) a $348,000, or 19.0%, increase in operating expenses at the Company's distribution operations as discussed earlier and ii) as previously reported, approximately $327,000 in scale-up and development costs related to the initial production of pheromone for the Company's CheckMate PTB and CheckMate SF products by a contract manufacturer using a new proprietary synthesis route.

Other Income and Expense. During the three month and six month periods ended June 30, 1998, the Company recorded net other expense of approximately $147,000 and $207,000 compared to net other income of approximately $50,000 and $89,000, respectively, in the corresponding periods of 1997. These decreases were primarily attributable to i) the recognition of approximately $125,000 and $195,000 in business interruption insurance proceeds in the first three months and six months of 1997, respectively, that did not occur in 1998 and ii) an increase of approximately $33,000 and $121,000 for the three month and six month periods ended June 30, 1998, respectively, in interest expense as a result of increased average borrowings outstanding as compared to the corresponding periods of 1997.

Liquidity and Capital Resources

Since its inception, the Company has used funds generated from operations, equity financings and bank borrowings to fund its research and development, marketing, acquisition of capital equipment, acquisitions of other business operations and working capital requirements. Since its inception, the Company has raised approximately $44.3 million of equity. In addition to equity financings, the Company has operated under a line of credit from Silicon Valley Bank (the "Bank") pursuant to an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a maximum borrowing capacity of $7.5 million to support the working capital requirements of both the Company's principal proprietary product and distribution operations. This line of credit matures December 10, 1998 and is secured by substantially all of the Company's current assets. Under the terms of the Loan Agreement, the Company is required to maintain certain financial ratios and other financial conditions. At June 30, 1998, the Company was not in compliance with certain covenants under the Loan Agreement including the tangible net worth, debt to tangible net worth ratio and quick ratio covenants, but has subsequently obtained the Bank's waiver with respect to such non-compliance for the quarter ended June 30, 1998. In connection with the Bank's waiver, the borrowing capacity has been reduced to

$5.0 million from the $7.5 million originally available. The Company does not expect the decrease in the maximum borrowing capacity to materially affect its financial condition since the Company has not historically had sufficient collateral to qualify for borrowings beyond $6.0 million.

At June 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $506,000 and working capital of approximately $8.1 million. Borrowings under the Bank line of credit discussed above were approximately $4.0 million. The Company believes that cash and cash equivalents at June 30, 1998, funds generated from operations and funds available from existing bank lines of credit will be sufficient to fund the Company's operations through at least 1998. The Company's capital needs may increase depending upon several factors, including the Company's ability to comply with covenants under the Loan Agreement for the three months ending September 30, 1998, future acquisitions, changes to planned research and development activities, expanded manufacturing and commercialization programs, additional technological, regulatory and competitive developments and the timing of regulatory approvals for new products. As a result, the Company may need to raise additional funds. There can be no assurance that additional financing would be available and, if available, that the terms would be acceptable to the Company or that the additional financing could be obtained in a timely manner.

As previously reported, the Company has partially completed the first phase of an addition to its headquarters and manufacturing facility in Bend, Oregon for the purpose of producing pheromones and other specialty chemicals. The Company has re-evaluated its plans for the completion of the addition as well as its plans to produce pheromones and other specialty chemicals at the Bend, Oregon facility. At the present time, the Company has indefinitely postponed any additional capital expenditures for the completion of the addition as well as any significant production of pheromones or other specialty chemicals. In addition, after completion of the investigation and analysis of the cost feasibility for producing pheromones using intermediate materials purchased from third parties, the Company has determined that it will continue to purchase its pheromones from its current suppliers in the foreseeable future. However, the Company still believes that, long term, the greatest cost-savings will be achieved through the production of its own pheromones.

On July 14, 1998 the Company announced its intent to merge with Verdant Brands, Inc., (formerly Ringer Corporation) in a one for one stock swap. The proposed merger is subject to, among other things, the successful negotiation of a definitive merger agreement, the approval of Consep's Board of Directors and shareholders, the approval of Ringer's Board of Directors and shareholders and applicable third-party consents and approvals. The merger is expected to be completed by the end of 1998.

Forward-looking Statements

The statements set forth above regarding i) the Company's belief that it has sufficient sources of capital to fund its operations through at least 1998;
ii) the Company's expectation that the recent reduction in maximum borrowing under The Loan Agreement will not materially affect its financial condition and
iii) the Company's expectation that its merger with Verdant Brands, Inc. will completed by the end of 1998, are forward-looking statements which are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. These factors include, without limitation, the factors discussed elsewhere herein and in the Company's other filings that are made from time to time with the Securities and Exchange Commission. The forward-looking statements should be considered in light of these risks, uncertainties and assumptions.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities

During the three months ended June 30, 1998, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act"), as set forth below. This transaction involved the exercise of a stock option pursuant to the Company's 1992 Stock Incentive Plan and was effected in reliance on Rule 701 promulgated pursuant to authority granted under Section 3(b) of the Securities Act.

          (a) On May 15, 1998, George Richard Hunt, an employee of the Company, exercised a previously issued Incentive Stock Option to purchase 12,000 shares of Common Stock for an aggregate cash consideration of $45,000.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1998 Annual Meeting of Shareholders was held on Thursday, May 21, 1998, at which the following actions were taken by a vote of the shareholders:

1.        Election of Directors

          The following directors were elected , two to serve a three-year term expiring in 2001 and one to serve a one-year term expiring in 1999, by the votes indicated below:

                                       Term           Votes          Votes
              Director               Expiring          For         Withheld
          Philip E. Barak              2001         8,355,090        75,450
          Kenneth D. MacKay            2001         8,356,890        73,650
          Gordon D. Barker             1999         8,354,470        76,070


2.        Approval of Amendment to the 1997 Stock Incentive Plan

          By a vote of 7,101,775 to 1,279,042 (with 49,723 abstentions), the adoption, by the Board of Directors, of an amendment to the Consep, Inc. 1997 Stock Incentive Plan (the "Plan") was approved by the Company's shareholders, whereby an additional 300,000 shares of the Company's Common Stock was reserved for issuance pursuant to the Plan.

3.        Ratification of Appointment of Auditors

          By a vote of 8,401,480 to 24,010 (with 5,050 abstentions), the appointment, by the Board of Directors, of KPMG Peat Marwick LLP to act as independent auditors for the Company for the year ending December 31, 1998, was ratified by the Company's shareholders.

Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                  Exhibit
                  Number                    Description
                  -------                   -----------
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


                                        CONSEP, INC.
                                        (REGISTRANT)



DATE:  August 14, 1998                  By: /s/ Volker G. Oakey
                                           ---------------------------------
                                           VOLKER G. OAKEY
                                           Chairman of the Board,
                                           President and Chief
                                           Executive Officer


DATE:  August 14, 1998                  By: /s/ Larry Katz
                                           ---------------------------------
                                           LARRY KATZ
                                           Vice President, Finance and
                                           Chief Financial Officer