Form 10-Q
period 1998-09-30
CONSEP INC
filed 1998-11-13
CIK 914978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1998

                         Commission file number: 0-23156

                                  CONSEP, INC.
             (Exact name of registrant as specified in its charter)







               Oregon                                   93-0874480
               ------                                   ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                    213 S.W. Columbia Street, Bend, OR    97702
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

                                                                  [X] Yes [ ] No

               Number of shares of common stock outstanding as of
                                November 6, 1998:
                   9,667,357 shares, $.01 par value per share
                   ------------------------------------------

                                  CONSEP, INC.

                                      INDEX

                                                            PAGE NO.
                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
          September 30, 1998 and December 31, 1997              3

         Consolidated Statements of Operations for the
          three months ended September 30, 1998 and 1997        4

         Consolidated Statements of Operations for the
          nine months ended September 30, 1998 and 1997         5

         Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1998 and 1997         6

         Notes to Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations         10


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                      17

Signatures                                                     18

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CONSEP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,               DECEMBER 31,
                                                                         1998                       1997
                                                                     ------------                ------------
                                                                                   (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                         $    767,961                $  1,615,773
   Short-term investments                                                  65,284                      69,334
   Accounts receivable, net                                             7,390,212                   4,733,525
   Other receivables                                                      616,647                     458,283
   Inventories, net (note 2)                                            9,070,533                   9,316,144
   Prepaid expenses                                                       448,957                     372,023
                                                                     ------------                ------------

          Total current assets                                         18,359,594                  16,565,082

Property, plant and equipment, net                                      5,555,456                   5,520,640
Intangible assets, net                                                  1,427,647                   1,519,344
Goodwill, net                                                           1,893,204                   2,014,874
Notes receivable and other assets                                          59,093                      57,620
                                                                     ------------                ------------

          Total assets                                               $ 27,294,994                $ 25,677,560
                                                                     ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank lines                                                        $  3,652,960                $  1,492,973
   Accounts payable                                                     5,096,612                   4,581,462
   Current portion of notes and leases payable                            489,648                     559,272
   Accrued liabilities                                                  1,311,038                     925,568
   Customer deposits                                                       59,122                     734,148
                                                                     ------------                ------------

          Total current liabilities                                    10,609,380                   8,293,423

Notes and leases payable, excluding current maturities                  2,100,822                   2,148,119
Mandatory stock warrant obligation                                         19,500                      19,500
                                                                     ------------                ------------

          Total liabilities                                            12,729,702                  10,461,042

Shareholders' equity:
   Common stock                                                            96,674                      94,602
   Additional paid-in capital                                          44,240,553                  44,313,127
   Foreign currency translation adjustment                               (123,660)                    (13,590)
   Accumulated deficit                                                (29,648,275)                (29,177,621)
                                                                     ------------                ------------

          Total shareholders' equity                                   14,565,292                  15,216,518
                                                                     ------------                ------------

          Total liabilities and shareholders' equity                 $ 27,294,994                $ 25,677,560
                                                                     ============                ============



See accompanying notes to consolidated financial statements

                         CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        THREE MONTHS ENDED
                                                                                -----------------------------------
                                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                                                    1998                   1997
                                                                                ------------           ------------
                                                                                             (UNAUDITED)
REVENUES
   Proprietary products                                                         $  2,329,164           $  2,769,892
   Distribution products                                                           8,307,760              6,877,718
                                                                                ------------           ------------

          Total revenues                                                          10,636,924              9,647,610
                                                                                ------------           ------------

COST OF REVENUES
   Proprietary products                                                            1,426,656              1,865,285
   Distribution products                                                           6,711,015              5,739,866
                                                                                ------------           ------------

          Total cost of revenues                                                   8,137,671              7,605,151
                                                                                ------------           ------------

          Gross margin                                                             2,499,253              2,042,459
                                                                                ------------           ------------

OPERATING EXPENSES (note 4)
   Research and development                                                          249,552                285,591
   Selling, general and administrative                                             1,545,366              1,585,031
   Distribution                                                                    1,077,553                848,759
                                                                                ------------           ------------

          Total operating expenses                                                 2,872,471              2,719,381
                                                                                ------------           ------------

          Operating loss                                                            (373,218)              (676,922)
                                                                                ------------           ------------

OTHER INCOME (EXPENSE)
   Interest income                                                                    45,582                 40,730
   Interest expense                                                                 (191,123)              (156,365)
   Other, net                                                                        (12,396)               101,923
                                                                                ------------           ------------

          Net other expense                                                         (157,937)               (13,712)
                                                                                ------------           ------------

          Net loss                                                              $   (531,155)          $   (690,634)
                                                                                ============           ============

Basic and diluted net loss per share (note 5)                                   $      (0.06)          $      (0.07)
                                                                                ============           ============

Weighted average number of shares used
in the computation of (note 5):
   Basic earnings per share                                                        9,664,091              9,455,881
   Diluted earnings per share                                                      9,664,091              9,455,881
                                                                                ============           ============



See accompanying notes to consolidated financial statements

                         CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         NINE MONTHS ENDED
                                                                                -----------------------------------
                                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                                                    1998                   1997
                                                                                ------------           ------------
                                                                                            (UNAUDITED)
REVENUES
   Proprietary products                                                         $  9,748,950           $ 12,157,681
   Distribution products                                                          23,665,699             22,095,804
                                                                                ------------           ------------

          Total revenues                                                          33,414,649             34,253,485
                                                                                ------------           ------------

COST OF REVENUES
   Proprietary products                                                            6,211,643              7,252,970
   Distribution products                                                          18,848,570             18,092,117
                                                                                ------------           ------------

          Total cost of revenues                                                  25,060,213             25,345,087
                                                                                ------------           ------------

          Gross margin                                                             8,354,436              8,908,398
                                                                                ------------           ------------

OPERATING EXPENSES (note 4)
   Research and development                                                        1,074,360                899,706
   Selling, general and administrative                                             4,128,378              5,005,301
   Distribution                                                                    3,257,892              2,680,788
   Write down of manufacturing facility                                                   --                175,000
                                                                                ------------           ------------

          Total operating expenses                                                 8,460,630              8,760,795
                                                                                ------------           ------------

          Operating income (loss)                                                   (106,194)               147,603
                                                                                ------------           ------------

OTHER INCOME (EXPENSE)
   Interest income                                                                   108,789                 92,727
   Interest expense                                                                 (482,761)              (327,068)
   Other, net                                                                          9,512                310,107
                                                                                ------------           ------------

          Net other income (expense)                                                (364,460)                75,766
                                                                                ------------           ------------

          Net income (loss)                                                     $   (470,654)          $    223,369
                                                                                ============           ============

Basic and diluted net income (loss) per share (note 5)                          $      (0.05)          $       0.02
                                                                                ============           ============

Weighted average number of shares used
in the computation of (note 5):
   Basic earnings per share                                                        9,625,957              9,447,867
   Diluted earnings per share                                                      9,625,957              9,531,108
                                                                                ============           ============



See accompanying notes to consolidated financial statements

                         CONSEP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      NINE MONTHS ENDED
                                                                              ---------------------------------
                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                                  1998                  1997
                                                                              -----------           -----------
                                                                                         (UNAUDITED)
OPERATING ACTIVITIES
   Net income (loss)                                                          $  (470,654)          $   223,369
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
         Depreciation and amortization                                            959,996               864,384
         Provision for bad debts                                                  267,295                95,757
         Inventory reserve                                                        111,535                84,884
         Loss on disposal of equipment                                              1,636                 3,016
         Other non-cash items                                                      82,939               185,684
         Changes in assets and liabilities:
            Short-term investments                                                  4,050                   500
            Accounts receivable                                                (2,971,220)           (4,376,317)
            Other receivables                                                    (158,333)             (556,581)
            Inventories                                                            99,844              (649,598)
            Prepaid expenses                                                      (89,092)              702,817
            Accounts payable                                                      562,181               373,410
            Accrued liabilities                                                   388,474               292,237
            Other assets                                                            1,263                 6,461
            Customer deposits                                                    (675,026)             (234,746)
                                                                              -----------           -----------

               Net cash used in operating activities                           (1,885,112)           (2,984,723)
                                                                              -----------           -----------

INVESTING ACTIVITIES
   Acquisition of intangible assets                                              (115,503)             (144,031)
   Acquisition of property, plant and equipment                                  (601,879)           (1,085,220)
   Additional costs related to acquisitions of subsidiaries                      (177,744)                    0
   Proceeds from sale of property, plant and equipment                             10,500                 1,000
   Issuance of notes receivable, net of payments received                          (3,479)              287,867
                                                                              -----------           -----------

               Net cash used in investing activities                             (888,105)             (940,384)
                                                                              -----------           -----------

FINANCING ACTIVITIES
   Increase in bank lines                                                       2,159,977             2,577,340
   Proceeds from issuance of notes payable                                        157,359               250,000
   Principal payments on notes payable                                           (418,791)             (326,127)
   Net proceeds from issuance of common stock                                      79,497                58,749
                                                                              -----------           -----------

               Net cash provided by financing activities                        1,978,042             2,559,962
                                                                              -----------           -----------

               Effect of exchange rate changes on cash
                        and cash equivalents                                      (52,637)                 (717)
                                                                              -----------           -----------

               Net decrease in cash and cash equivalents                         (847,812)           (1,365,862)

Cash and cash equivalents at beginning of period                                1,615,773             2,443,508
                                                                              -----------           -----------

Cash and cash equivalents at end of period                                    $   767,961           $ 1,077,646
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


NOTE 2 - INVENTORIES

Inventories, stated at the lower of cost or market, consist of:

                                   September 30,    December 31,
                                       1998             1997
                                    ----------       ----------
Raw materials                       $1,658,247       $1,998,509
Finished goods - proprietary         4,299,901        4,640,578
Finished goods - distribution        3,708,242        3,227,485
                                    ----------       ----------
                                     9,666,390        9,866,572
Less reserve for obsolescence          595,857          550,428
                                    ----------       ----------

                                    $9,070,533       $9,316,144
                                    ==========       ==========


NOTE 3 - BANK LINES

The Company has operated under a $7.5 million bank line of credit which matures in December 1998 and is secured by substantially all of the Company's current assets. This line of credit has been reduced to $5.0 million from the $7.5 million originally available. Maximum borrowings under the credit line cannot exceed 70% of eligible accounts receivable and between 40% and 50% of eligible inventory from certain of the Company's distribution operations. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. At September 30, 1998, $3,653,000 was outstanding under this line of credit and the Company was not in compliance with the profitability and the quick ratio covenants. The Company has obtained a waiver of compliance for the quarter ended September 30, 1998.

NOTE 4 - OPERATING EXPENSES

Research and development and selling, general and administrative expenses are allocated to the Company's proprietary product operations. Distribution expenses consist entirely of selling, general and administrative costs of the Company's distribution operations.


NOTE 5 - NET INCOME (LOSS) PER COMMON SHARE

For the three and nine months ended September 30, 1998 and 1997, net income
(loss) per common share is based upon the weighted average number of common shares outstanding during each period, with diluted net income (loss) per share including the effect of potentially dilutive common shares.

Potentially dilutive common shares related to stock options are anti-dilutive in a net loss situation and, therefore, were not included in the diluted net loss per share in the accompanying financial statements for the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998.

NOTE 6 - COMPREHENSIVE INCOME

During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The following is a reconciliation of net income to comprehensive income:

                                                          Three Months Ended                 Nine Months Ended
                                                       --------------------------        --------------------------
                                                       Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                                         1998             1997             1998             1997
                                                       ---------        ---------        ---------        ---------
Net income (loss)                                      $(531,155)       $(690,634)       $(470,654)       $ 223,369
   Other comprehensive income (loss), net of tax
      Foreign currency translation adjustments           (64,854)           2,950         (110,069)          (7,322)
                                                       ---------        ---------        ---------        ---------

Comprehensive income (loss)                            $(596,009)       $(687,684)       $(580,723)       $ 216,047
                                                       =========        =========        =========        =========


NOTE 7 - SUPPLEMENTAL STATEMENTS OF CASH FLOW DISCLOSURES

Cash paid for interest and income taxes was as follows:

       Nine Months Ended                                                  Income
         September 30,                              Interest               Taxes
         -------------                              --------               -----
            1998                                   $  476,726          $      7,008
            1997                                   $  333,202          $     13,431

Following is a summary of non-cash investing and financing activities of the Company for the nine months ended September 30, 1998 and 1997:

          During the nine months ended September 30, 1998, the Company acquired vehicles for $142,003 through the issuance of notes payable.

          During the nine months ended September 30, 1997, the Company acquired equipment and vehicles for $208,406 through the issuance of notes and leases payable. In June 1997, the Company completed the purchase of its headquarters and manufacturing facility which was partially financed by a $1,125,000 note payable to a bank.

          In addition, during the nine months ended September 30, 1997, as a result of the Company's intention to sell its unfinished specialty chemicals manufacturing plant in Alachua, Florida, the Company recorded a $175,000 write down to adjust the facility's carrying value to the estimated fair market value.


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Company plans to adopt the statement for the year ended December 31, 1998. At this time the impact on the Company's consolidated financial statements is not known.

On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 13, 1998. The impact of adopting SOP 98-5 will not be material to the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this Statement will not have a material impact on the Company's consolidated financial statements.

NOTE 9 - MERGER

Previously, the Company announced its intent to merge with Verdant Brands, Inc. (formerly Ringer Corporation), in a .95 for one stock swap. On October 26, 1998, Verdant Brands, Inc. completed the registration of its common shares, which are to be issued in connection with the Company's proposed merger with Verdant Brands, Inc. The Securities and Exchange Commission permitted the registration of those shares, filed on Form S-4, to become effective October 22, 1998. Consep, Inc. and Verdant Brands, Inc. have distributed a joint proxy statement to their respective shareholders. Assuming shareholders of both companies approve the merger, the transaction is expected to close on or about December 7, 1998. In addition to shareholder approval by the shareholders of both companies, the proposed merger is subject to applicable third party consents and approvals.

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

For the three months ended September 30, 1998, the Company recorded a net loss of $531,000 compared to a net loss of $691,000 in the corresponding period of 1997. Included in the net loss for the quarter was $132,000 in transaction expenses related to the proposed merger with Verdant Brands, Inc. For the nine months ended September 30, 1998, the Company recorded a net loss of $471,000 compared to net income of $223,000 in the corresponding period of 1997. The net loss for the nine months ended September 30, 1998 includes an expense of $327,000 for scale-up and development costs associated with the production of the Company's first batch of pheromones produced using a new proprietary synthesis route. In addition, the results from the nine months ended September 30, 1997 included an accrual of $320,000 that lowered the Company's cost of goods sold in anticipation of an insurance settlement from the fire that destroyed the Company's Farchan manufacturing facility. $220,000 of this accrual was reversed in the Company's fiscal 1997 year end results after settlement discussions were terminated and the Company filed a lawsuit against its insurance carrier.

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

RESULTS OF OPERATIONS

REVENUES. Total revenues for the three months ended September 30, 1998 increased 10.3% to $10.6 million from $9.6 million in the corresponding period of 1997. For the nine months ended September 30, 1998, total revenues decreased 2.4% to $33.4 million from $34.3 million in the corresponding period of 1997. Revenues from the sale of proprietary products decreased 15.9% during the three months ended September 30, 1998 to $2.3 million from $2.8 million in the corresponding period of 1997. For the nine months ended September 30, 1998, revenues from the sale of proprietary products were $9.7 million, a decrease of 24.7% from proprietary product revenues of $12.2 million recorded in the comparable period of 1997. Revenues from the Company's distribution operations increased 20.8% during the three months ended September 30, 1998 to $8.3 million from $6.9 million in the corresponding period of 1997. For the nine months ended September 30, 1998, revenues from the Company's distribution operations increased 7.1% to $23.7 million from $22.1 million in the corresponding period of 1997.

The decrease in proprietary product revenues for the three months and nine months ended September 30, 1998 was attributable to decreases in revenues for the Company's specialty chemicals operations and commercial agriculture products. In addition, the decrease in proprietary product revenues for the nine months ended September 30, 1998 was also impacted by a reduction in revenues for the Company's consumer products.

Revenues from the sale of commercial agriculture products decreased $108,000 and $690,000, or 9.0% and 15.9%, respectively, for the three months and nine months ended September 30, 1998 as compared to the corresponding periods of 1997. The decreases were primarily attributable to the same cooler and wetter weather conditions in California, Florida, the southwest United States and Mexico, as previously reported in the first and second quarters of 1998, that resulted in lower insect populations in those regions. In addition to the cooler and wetter weather, sales of the Company's product to control peach twig borer ("CheckMate PTB") were lower in the three months and nine months ended September 30, 1998 as compared to the corresponding periods in 1997, as a result of a shortage in the supply of pheromone for this product. The pheromone supply shortage was due to production delays related to the process scale-up in the Company's initial production of this pheromone by a contract manufacturer using a new proprietary synthesis route.

Revenues from the sale of consumer products from the Company's SureFire and Blocker line of products in the United States and Chemfree products in Canada increased by $197,000, or 1.9%, for the three months ended September 30, 1998 as compared to the corresponding period of 1997. For the nine months ended September 30, 1998, consumer product revenues decreased $813,000, or 11.9%, as compared to the corresponding period in 1997. The increase in consumer product revenues for the three months ended September 30, 1998 was primarily attributable to increased sales of the Company's SureFire products in the United States and Chemfree products in Canada. Revenues from the sale of these products increased 13.4% and 13.2% in the three month and nine month periods ended September 30, 1998, respectively, as compared to the corresponding periods of 1997. The increase in these revenues was primarily the result of more favorable weather conditions in certain regions of the United States and Canada as well as lower initial inventories at the retail level as compared to 1997. The decrease in consumer product revenues in the nine months ended September 30, 1998 was primarily attributable to a 57.1% decrease in revenues for the Company's Blocker line of products as compared to the corresponding period in 1997. The decrease in Blocker revenues was primarily a result of i) inventory carried over from 1997, the introductory year, by distributors and retailers; ii) a change in the sales program which requires that the Company partially reserve against revenues for potential product returns; and iii) a 25% reduction in the selling price.

Revenues from the Company's specialty chemical operations decreased $529,000 and $905,000, or 96.7% and 93.4%, respectively, in the three months and nine months ended September 30, 1998, as compared to the corresponding periods of 1997. These decreases are the result of i) winding down business operations at the Farchan facility and ii) the sale of the research chemicals catalog and inventory in 1997.

Revenues from the Company's foreign proprietary operations, which are included in the discussion of revenues from proprietary consumer and agricultural products set forth above, increased $89,000 and $58,000, or 20.5% and 2.4%, respectively in the three months and nine months ended September 30, 1998, as compared to the corresponding periods of 1997. The increase for the three months ended September 30, 1998 is primarily attributable to increased revenues from sales at i) Chemfree, the Company's wholly owned Canadian consumer products subsidiary in the amount of $53,000 and ii) Consep de Mexico, the Company's wholly owned Mexican agriculture products subsidiary in the amount of $37,000. The increase in revenues for the nine months ended September 30, 1998 is primarily attributable increased sales at i) Chemfree in the amount of $198,000 and ii) Consep de Mexico in the amount of $19,000. These increases were substantially offset by a reduction in sales at Consep GmbH, the Company's wholly owned Austrian agriculture products subsidiary in the amount of $159,000. The reduced sales for Consep GmbH were primarily a result of excess inventory carried over from 1997 by some of Consep GmbH's European customers.

The revenue increases of 20.8% and 7.1% from the Company's distribution operations during the three months and nine months ended September 30, 1998, respectively, as compared to the corresponding periods of 1997 were primarily the result of i) the addition of a new sales and warehousing location for the Company's Massachusetts distribution operation and ii) a larger and more experienced sales force. In addition, the revenue increase in the three months ended September 30, 1998 was also attributable to the cooler and wetter weather conditions in the second quarter delaying sales into the third quarter of 1998.

GROSS MARGIN. The consolidated gross margin percentage for the Company increased to 23.5% in the three months ended September 30, 1998 from 21.2% in the corresponding period of 1997. For the nine months ended September 30, 1998, the consolidated gross margin decreased to 25.0% from 26.0% in the corresponding period of 1997. The gross margin percentage on the sale of proprietary products during the three months ended September 30, 1998 increased to 38.7% from the 32.7% gross margin achieved on proprietary product revenues in the corresponding period of 1997. Gross margin on proprietary products decreased to 36.3% in the nine month period ended September 30, 1998 from 40.3% in the corresponding period of 1997. Distribution gross margins increased in the three month and nine month periods ended September 30, 1998 to 19.2% and 20.4%, from 16.5% and 18.1%, respectively, in the corresponding periods of 1997.

The gross margin percentage on commercial agriculture proprietary product sales for the three month and nine month periods ended September 30, 1998 decreased to 36.3% and 33.8% from 36.9% and 35.8%, respectively, in the corresponding periods of 1997. For the three months ended September 30, 1998 the decreases were primarily attributable to the change in product mix as a result of decreased sales for the Company's higher margin CheckMate PBW and CheckMate PBW-F products as compared to the corresponding period of 1997. For the nine months ended September 30, 1998 the decreases were primarily attributable to i) the $320,000 accrual for estimated insurance recoveries for the additional pheromone expenses incurred in the three month and six month periods ended June 30, 1997 due to the October 1996 fire that destroyed the Company's specialty chemicals manufacturing facility and ii) the change in product mix discussed above. The one-time insurance accrual reduced cost of revenues by $320,000 for the nine month period ended September 30, 1997 and positively impacted the gross margin percentage in 1997 on agriculture proprietary product sales by 7.4%. $220,000 of this accrual was reversed in the fourth quarter of 1997 after settlement discussions were terminated and the Company filed a lawsuit against its insurance carrier.

The gross margin percentage on proprietary consumer product sales for the three month period ended September 30, 1998 increased to 47.2% from 37.3% in the corresponding period of 1997. The increase in gross margin was primarily attributable to changes in the product sales mix within the SureFire and Chemfree line of products. The gross margin percentage on proprietary consumer product sales for the nine months ended September 30, 1998 decreased to 42.7% from 47.2% in the corresponding period of 1997. The decrease in gross margin was primarily attributable to a 25% price reduction on the Blocker line of products which decreased the gross margin for this product line to 48.1% from 57.7%, for the nine month period ended September 30, 1998 as compared to the corresponding period of 1997. In order to make the Blocker products more competitive in the marketplace, the Company reduced its selling price for the 1998 season.

The gross margin percentage from distribution revenues increased to 19.2% and 20.4% from 16.5% and 18.1%, respectively, for the three month and nine month periods ended September 30, 1998 as compared to the corresponding periods of 1997. The increases were primarily attributable to differences in the product sales mix for distribution operations.

The gross margin from specialty chemical operations decreased from $80,000 and $116,000 to a negative $69,000 and $272,000, respectively, for the three month and nine month periods ended September 30, 1998 as compared to the corresponding periods of 1997. The decreases were primarily the result of winding down business operations at the Farchan facility.

OPERATING EXPENSES. Operating expenses during the three months ended September 30, 1998 increased 5.6% to $2.9 million from $2.7 million in the corresponding period of 1997. The increase in operating expenses was primarily attributable to
i) a $229,000, or 27.0%, increase in operating expenses at the Company's distribution operations primarily as a result of the increased personnel required to meet the needs of anticipated sales growth and ii) $132,000 in transaction expenses related to the merger with Verdant Brands, Inc. Partially offsetting these increases was a $112,000 reduction in expenses as a result of closing the Company's Farchan operation.

During the nine months ended September 30, 1998, operating expenses decreased 3.4% to $8.5 million from $8.8 million in the corresponding period of 1997. The decrease was primarily attributable to i) a reduction in advertising costs associated with the Company's Blocker line of insect repellent products in the amount of $694,000 and ii) a reduction in expenses as a result of winding down business operations at Consep's Farchan facility in the amount of $426,000. Partially offsetting these decreases was i) a $577,000, or 21.5%, increase in operating expenses at the Company's distribution operations as discussed earlier, ii) the $132,000 in transaction expenses related to the merger with Verdant Brands, Inc. and iii) as previously reported, $327,000 in scale-up and development costs related to the initial production of pheromone for the Company's CheckMate PTB and CheckMate SF products by a contract manufacturer using a new proprietary synthesis route.

Operating expenses from the Company's foreign proprietary operations, which are included in the discussion of proprietary operating expenses set forth above, decreased $65,000 and $83,000, or

18.4% and 8.4%, respectively in the three months and nine months ended September 30, 1998, as compared to the corresponding periods of 1997. The decrease for the three months ended September 30, 1998 is primarily attributable to i) decreased expenses in the amount of $27,000 at Chemfree as a result of reduced personnel costs and ii) decreased expenses in the amount of $29,000 at Consep de Mexico as a result of lower bad debt reserves recorded in 1998 as compared to 1997. The decrease in operating expenses for the nine months ended September 30, 1998 is primarily attributable i) decreased expenses in the amount of $41,000 at Chemfree and $33,000 at Consep GmbH as a result of reduced personnel.

OTHER INCOME AND EXPENSE. During the three month and nine month periods ended September 30, 1998, the Company recorded net other expense of $158,000 and $364,000, respectively, compared to net other expense of $14,000 and net other income of $76,000, respectively, in the corresponding periods of 1997. These decreases were primarily attributable to i) the recognition of $100,000 and $295,000 in business interruption insurance proceeds in the three month and nine month periods ended September 30, 1997, respectively, that did not occur in 1998 and ii) an increase of $35,000 and $156,000 for the three month and nine month periods ended September 30, 1998, respectively, in interest expense as a result of increased average borrowings outstanding as compared to the corresponding periods of 1997.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has used cash generated from operations, equity financings and bank borrowings to fund its research and development, marketing, acquisition of capital equipment, acquisitions of other business operations and working capital requirements. Since its inception, the Company has raised $44.3 million of equity. In addition to equity financings, the Company operates under a line of credit from Silicon Valley Bank (the "Bank") pursuant to an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a maximum borrowing capacity of $5 million to support the working capital requirements of both the Company's principal proprietary product and distribution operations. This line of credit matures December 10, 1998 and is secured by substantially all of the Company's current assets. Under the terms of the Loan Agreement, the Company is required to maintain certain financial ratios and other financial conditions. At September 30, 1998, the Company was not in compliance with certain covenants under the Loan Agreement including the profitability and quick ratio covenants, but has subsequently obtained the Bank's waiver with respect to such non-compliance for the quarter ended September 30, 1998.

At September 30, 1998, the Company had cash, cash equivalents and short-term investments of $833,000 and working capital of $7.6 million. Borrowings under the Bank line of credit discussed above were $3.7 million. The Company believes that cash and cash equivalents at September 30, 1998, cash generated from operations and cash available from existing bank lines of credit will be sufficient to fund the Company's operations through at least 1998. The Company's capital needs may increase depending upon several factors, including failure to consummate the Company's proposed merger with Verdant Brands, Inc. discussed below, the Bank's willingness to extend or renew the Company's line of credit if the proposed merger with Verdant Brands, Inc. is not consummated before December 10, 1998, as expected, future acquisitions, changes to planned research and development activities, expanded manufacturing and commercialization programs, additional technological, regulatory and competitive developments and the timing of regulatory approvals for new products. As a result, the Company may need to raise additional cash. There can be no assurance that additional financing would be available and, if available, that the terms would be acceptable to the Company or that the additional financing could be obtained in a timely manner.

As previously reported, the Company has partially completed the first phase of an addition to its headquarters and manufacturing facility in Bend, Oregon for the purpose of producing pheromones and other specialty chemicals. The Company has re-evaluated its plans for the completion of the addition as well as its plans to produce significant quantities of pheromones and other specialty chemicals at the Bend, Oregon facility. At the present time, the Company has indefinitely postponed any additional capital expenditures for the completion of the addition as well as any significant production of pheromones or other specialty chemicals. However, the Company has plans to purchase some pheromone that will require additional processing using the Company's new distillation equipment. The Company still believes that, long term, the greatest cost-savings will be achieved through the production of its own pheromones.

On October 26, 1998, Verdant Brands, Inc. (formerly Ringer Corporation) completed the registration of its common shares, which are to be issued in connection with the Company's proposed merger with Verdant Brands, Inc. The Securities and Exchange Commission permitted the registration of those shares, filed on Form S-4, to become effective October 22, 1998. Consep, Inc. and Verdant Brands, Inc. have distributed a joint proxy statement to their respective shareholders. Assuming shareholders of both companies approve the merger, the transaction is expected to close on or about December 7, 1998. In addition to shareholder approval by the shareholders of both companies, the proposed merger is subject to applicable third party consents and approvals.

YEAR 2000 ISSUES
"Year 2000" issues relate to the fact that computer software and firmware have been written using two digits rather than four digits to define the applicable year. These issues could result in system failures or miscalculations that could cause disruptions of operations or the inability of suppliers of material services and/or products to continue to support the Company's operations.

The Company's information technology systems include a PC based network consisting of Novell NetWare and Microsoft NT based servers and PC workstations. The Company has assessed its Year 2000 readiness in regard to these issues. The Company's assessment revealed that all information technology systems are currently Year 2000 compliant, or that upgrades are available for installation to make these systems Year 2000 compliant. The installation of these upgrades, including upgrades to workstation operating systems, software, and hardware, are currently being done during the normal course of replacing or upgrading such systems. All systems, including network operating systems, desktop operating systems, software, accounting systems, and hardware are currently in the process of being upgraded, and all upgrades and compliance testing should be completed prior to October 31, 1999. The financial impact of any change is not anticipated to be material to the financial position or results of the Company's operations.

The greatest risk anticipated by the Company in regard to the Year 2000 issues would be system corruption due to non-compliant data supplied by suppliers of material services and/or products, or the interruption of the supply of such material products and/or services. The Company is currently in the process of obtaining Year 2000 compliance letters and reports from suppliers of material services and/or products. To date, no such supplier has indicated an inability to continue supplying material services and/or products to the Company due to any Year 2000 issues, although most are in the process of evaluating and upgrading their internal systems and can not yet assure the Company of their Year 2000 compliance. Accordingly, the Company does not currently anticipate that the Year 2000 issues will have a material adverse effect upon the Company's operations. However, there can be no assurances that the systems of other companies on which the Company's operations rely will be timely remedied, or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on the Company.

The Company does not yet have a contingency plan in effect to guard against reasonably likely worst case scenarios resulting from Year 2000 issues with respect to its own information technology systems or such systems of suppliers of material products and/or services.

FORWARD-LOOKING STATEMENTS
The statements set forth above regarding i) the Company's belief that it has sufficient sources of capital to fund its operations through at least 1998, ii) the Company's expectation that its merger with Verdant Brands, Inc. will be completed on or about December 7, 1998 and iii) the Company's expectation that the Year 2000 issues will not have a material adverse effect upon the Company's operations, are forward-looking statements which are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. These factors include, without limitation, the factors discussed elsewhere herein and in the Company's other filings that are made from time to time with the Securities and Exchange Commission. The forward-looking statements should be considered in light of these risks, uncertainties and assumptions.

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


                                        CONSEP, INC.
                                        (REGISTRANT)



DATE:  November 13, 1998                By: /s/ Volker G. Oakey
       -----------------                   -------------------------------------
                                           VOLKER G. OAKEY
                                           Chairman of the Board, President,
                                           Chief Executive Officer and Chief
                                           Financial Officer